Form 10-Q
period 1995-03-31
MARINA LIMITED PARTNERSHIP
filed 1995-05-12
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.
                              20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 1995  Commission File Number:  0-13174


                 THE MARINA LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)




             Indiana                              35-1689935
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)



11691 Fall Creek Road, Indianapolis, IN                46256
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO

PAGE

                        Table of Contents


PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  Financial Statements (unaudited)

     A.   Balance Sheets - March 31, 1995, and
          December 31, 1994.                                3

     B.   Statements of Earnings - Comparative three
          months ended March 31, 1995, and 1994.            4

     C.   Statements of Cash Flows - Comparative three
          months ended March 31, 1995, and 1994.            5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.     6

PART II.  OTHER INFORMATION

          (Except for Item 6(a), the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          27   Financial Data Schedule

Signature                                                8


PAGE

                      PART I - FINANCIAL INFORMATION
                      THE MARINA LIMITED PARTNERSHIP
                 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                    A.  THE MARINA LIMITED PARTNERSHIP

                              Balance Sheets
                   March 31, 1995, and December 31, 1994
                                (Unaudited)

                                                 1995                1994


Assets
Cash and cash equivalents                  $  5,097,091           4,266,499
Contracts receivable from homesite sales        828,959             787,467
Other receivables and assets                    901,029             598,264
Home and homesites available for sale           855,286             630,145
Land and land improvements                    2,179,783           2,973,830
Marina property and equipment, net            1,737,119           1,551,904
Commercial properties, net                    1,497,633           1,515,684
Recreational facilities, net                    425,000                -
Investment in Marina I                        1,700,911           1,710,911
Investment in Flatfork Creek Utility            146,184             146,184
Investment in Dockside Cafe                     246,229             278,229

                                           $ 15,615,224          14,459,117

Liabilities and Partners' Equity

Accounts payable                                314,638             302,233
Construction costs payable                      300,000             199,325
Accrued bonuses                                  38,139              47,535
Homesite and commercial sale deposits            17,600              43,000
Deferred revenues                               687,753              95,519
Amount payable as trustee                        27,055              27,055
                                              1,385,185             714,667

Partners' equity:
   General partner  - 196,714 units           4,163,212           4,021,726
   Limited partners - 478,421 units          10,066,827           9,722,724
    Total partners' equity                   14,230,039          13,744,450


                                           $ 15,615,224          14,459,117

                        B.  THE MARINA LIMITED PARTNERSHIP

                          Statements of Earnings
                Three Months Ended March 31, 1995, and 1994
                                (Unaudited)


                                                    1995            1994
Revenues:
  Homesite sales                               $   329,000         930,000
  Marina operations and boat sales                 151,881         146,926
  Interest income                                   81,239          39,245
  Rental income, net                                32,555          30,704
  Gain on sales of land held for investment        306,905            -
  Equity in earnings of investee companies         158,000            -
  Recreational facilities                           24,354            -
                                                 1,083,934       1,146,875

Expenses:
  Cost of home and homesites sold
      and related expenses                         192,498         563,847
  Marina operations and cost of boat sales         241,833         248,609
  General and administrative                       160,314         172,206
  Management fees paid to general partner            3,700           3,600
                                                   598,345         988,262

          Net earnings                             485,589         158,613

Net earnings attributable to
  general partner                                  141,486          46,215


Net earnings attributable to
  limited partners                             $   344,103         112,398

Weighted average number of limited
      partner units outstanding                    478,421         478,421

Net earnings per limited partner unit          $       .72             .23

                    C.  THE MARINA LIMITED PARTNERSHIP

                         Statements of Cash Flows
                Three Months Ended March 31, 1995, and 1994
                                (Unaudited)


                                                       1995          1994
Cash flows from operating activities:
  Net earnings                                    $   485,589       158,613
  Items which do not provide (use) cash:
     Depreciation                                      50,920        55,795
     Equity in earnings of investee companies        (158,000)         -
     Increase in contracts receivable                 (41,492)     (291,967)
     Gain on sales of land held for investment       (306,906)         -
     Cost of homesites sold                           154,755       493,922
     Deferred revenues                                592,234       477,631
     Other non-cash items, net                       (325,156)     (370,542)
     Net cash provided by
       operating activities                           451,944       523,452

Cash flows from investing activities:
  Investment in Marina I                              200,000          -
  Investment in Dockside Cafe                            -             -
  Marina property and equipment                      (216,343)      (89,865)
  Homesites available for sale                       (420,349)     (231,324)
  Land and land development costs                    (435,920)      (72,191)
  Commercial properties                                (1,740)         (647)
  Recreational facilities                            (425,000)         -
  Proceeds from sales of land held for investment   1,678,000          -
     Net cash provided (used) by
           investing activities                       378,648      (394,027)

Cash flows from financing activities:
  Utility refunds received                               -            6,589
     Net cash provided by
       financing activities                              -            6,589

     Net increase in cash
       and cash equivalents                           830,592       136,014

Cash and cash equivalents at
  beginning of period                               4,266,499     2,994,279

Cash and cash equivalents at
 end of period                                    $ 5,097,091     3,130,293

     ITEM 2.  THE MARINA LIMITED PARTNERSHIP MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995, AND 1994.

     The Partnership's net earnings for the first quarter of 1995 were $486,000, as compared to net earnings of $159,000 for the first quarter of 1994. Revenues for the first quarter of 1995 were $1,084,000 compared to $1,147,000 for the first quarter of 1994.

     The Partnership sold one waterfront homesite from Bridgewater, the Partnership's first single-family homesite project located near Geist Marina. The Partnership sold four homesites from the first two sections of Cambridge, a single-family homesite project located at Geist Lake, for a total of five homesites sold by the Partnership in the first quarter of 1995. This compares with ten homesites sold in 1994, two of which were from Bridgewater and eight of which were from Cambridge. Earnings from homesite sales were $137,000 in the first quarter of 1995, compared with $366,000 in the first quarter of 1994. During the first quarter of 1995, the Partnership spent $420,000 for improvements to its residential homesite projects compared to $231,000 spent in the first quarter of 1994.

     The Partnership is general partner of The Marina I L.P., an Indiana limited partnership ("Marina I"), which developed 29 of the 71 homesites in the first two sections of Cambridge, (the Partnership developed the other 42 homesites). Marina I also developed 112 homesites in sections three and four of Cambridge. Marina I sold 12 homesites in Cambridge in the first quarter of 1995. There were no homesites sold in the first quarter of 1994. The Partnership recognized $190,000 in equity earnings from Marina I from its homesite sales in the first quarter of 1995. The Partnership, as general partner of Marina I, and the sole limited partner each received a distribution of $200,000 from Marina I in the first quarter of 1995.

     In January 1995, the Partnership sold 1.3 acres of commercial property at Geist Crossing to a national drug store chain for $675,000, which resulted in a gain of $217,000. In February 1995, the Partnership sold .5 acres of commercial property at Geist Crossing for $200,000 to a fast-food chain for additional parking. A gain of $11,000 was recognized on the sale. In March 1995, the Partnership sold 5 acres of commercial property at Geist Crossing for $803,000 for retail shops connected to the Kroger store. A gain of $79,000 was recognized.

     The Partnership is a limited partner of Dockside Cafe L.P., an Indiana limited partnership ("Dockside Cafe"), which operates the Blue Heron at Marina Village, and Carrigan Crossing at Morse
Marina.  The Partnership recognized an equity loss from Dockside
Cafe of $32,000 in the first quarter of 1995.

     The opening of the Blue Heron restaurant at Geist Marina in 1993 was the first step in the re-development of the Geist Marina area, and the creation of Marina Village. The Partnership began construction of an office and retail building at Marina Village in 1994, which will include 12,000 square feet of retail space and 8,000 square feet of office space. The Partnership spent $239,000 in the first quarter of 1995 for construction of the building. In 1995, the Partnership plans to spend an additional $860,000 to complete construction of the building.

     In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000 from The New Shorewood
Limited Partnership, the successor to The Shorewood Corporation.
The Partnership's residential developments have access to the newly acquired recreational facilities.

     On April 17, 1995, the Partnership made a cash distribution to the partners of record on April 3, 1995, of $2.00 per unit of partnership interest, for a total of $1,350,270. This compares to a partnership distribution of $1.00 per unit made on April 18, 1994.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27   Financial Data Schedule.

PAGE

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE MARINA LIMITED PARTNERSHIP
                                        (Registrant)


                              By:  /s/ Jane E. Nold Shriner
                                   Jane E. Nold Shriner
                                   Vice President and
                                   Chief Financial Officer
                                   The Marina II Corporation
                                   General Partner of
                                   The Marina Limited Partnership



DATE:  May 9, 1995