Form 10-Q
period 1995-06-30
MARINA LIMITED PARTNERSHIP
filed 1995-08-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.
                         20549

                       FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 1995

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


                     YES  X            NO

            THE MARINA LIMITED PARTNERSHIP

                       FORM 10-Q

                   Table of Contents

PART I.   FINANCIAL INFORMATION              Page No.

Item 1.   Financial Statements (unaudited)

     A.   Balance Sheets - June 30, 1995,
          and December 31, 1994.                  3

     B.   Statements of Earnings -
          Comparative three months ended
          June 30, 1995, and 1994.                4

     C.   Statements of Earnings -
          Comparative six months ended
          June 30, 1995, and 1994.                5

     D.   Statements of Cash Flows -
          Comparative six months ended
          June 30, 1995, and 1994.                6

Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations.              7

PART II.  OTHER INFORMATION

     (The items of Part II are inapplicable
      or the answers thereto are negative
      and, accordingly, no reference is
      made to said items in this report.)

Signature                                         9

            PART I - FINANCIAL INFORMATION
            THE MARINA LIMITED PARTNERSHIP
       ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.


          A.  THE MARINA LIMITED PARTNERSHIP

                    Balance Sheets
         June 30, 1995, and December 31, 1994
                      (Unaudited)

                              1995           1994
Assets
Cash and cash equivalents     $4,887,504     4,266,499
Contracts receivable from
  homesite sales               1,365,068       787,467
Other receivables and assets     632,664       598,264
Home and homesites available
 for sale                      1,103,793       630,145
Land and land improvements     2,257,090     2,973,830
Marina property and equipment,
 net                           1,725,414     1,551,904
Commercial properties, net     1,478,262     1,515,684
Recreational facilities, net     432,653           -
Investment in Marina I         1,810,911     1,710,911
Investment in Flatfork Creek
 Utility                          89,860       146,184
Investment in Dockside Cafe      252,229       278,229

                             $16,035,448    14,459,117

Liabilities and Partners' Equity

Accounts payable                 451,792       302,233
Construction costs payable       300,000       199,325
Accrued bonuses                   78,823        47,535
Homesite and commercial sale
 deposits                        184,800        43,000
Deferred revenues                608,911        95,519
Amount payable as trustee         13,092        27,055
                               1,637,418       714,667

Partners' equity:
     General partner
     - 196,714 units           4,245,689     4,021,726
     Limited partners
     - 478,421 units          10,152,341     9,722,724
     Total partners' equity   14,398,030    13,744,450

                            $ 16,035,448    14,459,117

          B.  THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings
      Three Months Ended June 30, 1995, and 1994
                      (Unaudited)

                              1995           1994
Revenues:
     Homesite sales           $ 1,304,000    1,234,986
     Marina operations
      and boat sales            1,450,195    1,592,735
     Interest income               83,212       52,034
     Rental income, net            56,831       50,120
     Gain on sales of land
      held for investment         191,468           -
     Equity in earnings of
      investee companies           59,676           -
     Recreational facilities        6,575           -
                                3,151,957    2,929,875

Expenses:
     Cost of home and homesites
      sold and related expenses  459,780       711,012
     Marina operations and
      cost of boat sales         978,315     1,146,715
     General and administrative  175,601       162,529
     Management fees paid to
      general partner             20,000        23,500
                               1,633,696     2,043,756

          Net earnings         1,518,261       886,119

Net earnings attributable to
  general partner                442,376       258,189

Net earnings attributable to
  limited partners            $1,075,885       627,930

Weighted average number of
  limited partner units
  outstanding                    478,421       478,421

Net earnings per limited
  partner unit                $     2.25          1.31

          C.  THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings
       Six Months Ended June 30, 1995, and 1994
                      (Unaudited)

                              1995           1994
Revenues:

     Homesite sales           $1,633,000     2,164,986
     Marina operations
       and boat sales          1,602,076     1,739,661
     Interest income             164,452        91,278
     Rental income, net           89,385        80,825
     Gain on sales of land
       held for investment       498,372             -
     Equity in earnings of
       investee companies        217,676             -
     Recreational facilities      30,929             -
                               4,235,890     4,076,750

Expenses:
     Cost of home and
       homesites sold and
       related expenses          652,277     1,274,859
     Marina operations and
       cost of boat sales      1,220,149     1,395,324
     General and
       administrative            335,914       334,735
     Management fees paid
       to general partner         23,700        27,100
                               2,232,040     3,032,018

          Net earnings         2,003,850     1,044,732

Net earnings attributable to
  general partner                583,862       304,404

Net earnings attributable to
  limited partners            $1,419,988       740,328

Weighted average number of
  limited partner units
  outstanding                    478,421         478,421

Net earnings per limited
  partner unit                $     2.97            1.55

          D.  THE MARINA LIMITED PARTNERSHIP

               Statements of Cash Flows
       Six Months Ended June 30, 1995, and 1994
                      (Unaudited)

                              1995           1994
Cash flows from operating
  activities:
     Net earnings             $2,003,850     1,044,732
     Items which do not
      provide (use) cash:
     Depreciation                101,840       111,589
     Equity in earnings of
      investee companies        (217,676)            -
     Increase in contracts
      receivable                (577,601)    (289,094)
     Gain on sales of land
      held for investment       (498,373)            -
     Cost of homesites sold      509,106     1,112,624
     Deferred revenues           513,392       315,914
     Other non-cash items,
      net                        288,247        55,101
     Net cash provided by
      operating activities     2,122,785     2,350,866

Cash flows from investing
  activities:
     Investment in Marina I      200,000      (200,000)
     Investment in Dockside
      Cafe                             -      (132,000)
     Marina property and
      equipment                 (235,767)      (34,396)
     Homesites available for
      sale                    (1,023,207)     (383,784)
     Land and land development
      costs                     (921,759)     (160,248)
     Commercial properties        (2,161)     (404,464)
     Recreational facilities    (432,653)            -
     Proceeds from sales of
      land held for investment 2,278,000             -

     Net cash used by
      investing activities      (137,547)   (1,314,892)

Cash flows from financing
  activities:
     Distribution to partners (1,350,270)     (675,135)
     Amount payable as trustee   (13,963)          877
     Utility refunds received          -         6,590
     Net cash used by
      financing activities    (1,364,233)     (667,668)

     Net increase in cash
      and cash equivalents       621,005       368,306

     Cash and cash equivalents
      at beginning of period   4,266,499     2,994,279

     Cash and cash equivalents
      at end of period        $4,887,504     3,362,585

     ITEM 2.  THE MARINA LIMITED PARTNERSHIP MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 1995, AND 1994.

     The Partnership's net earnings for the second quarter of 1995 were $1,518,000, as compared to net earnings of $886,000 for the second quarter of 1994.
Revenues for the second quarter of 1995 were $3,152,000 compared to $2,930,000 for the second quarter of 1994.

     Net earnings for the first six months of 1995 were $2,004,000, as compared to $1,045,000 for the first six months of 1994. Revenues were $4,236,000 for the first six months of 1995, as compared to $4,077,000 for the first six months of 1994.

     During the first six months of 1995, the Partnership sold three homesites from Bridgewater, the Partnership's first single-family homesite project located near Geist Marina and 16 homesites from Cambridge, a single-family homesite project located at Geist Lake. The Partnership is completing development of 65 homesites in the fifth section Cambridge. The 19 homesites sold in the first six months of 1995, compares with 22 homesites sold in 1994, four of which were from Bridgewater and 18 of which were from Cambridge. Earnings from homesite sales were $981,000 in the first six months of 1995, compared with $890,000 in the first six months of 1994. During the first six months of 1995, the Partnership spent $1,023,000 for improvements to its residential homesite projects compared to $384,000 spent in the first six months of 1994.

     The Partnership is general partner of The Marina I
L.P., an Indiana limited partnership ("Marina I"), which developed 29 of the 71 homesites in the first two sections of Cambridge, (the Partnership developed the other 42 homesites). Marina I also developed 112 homesites in sections three and four of Cambridge.
Marina I sold 18 homesites in Cambridge in the first six months of 1995, compared to two homesites sold in the first six months of 1994. The Partnership recognized
$300,000 in equity earnings from Marina I from its homesite sales in the first six months of 1995. The
Partnership, as general partner of Marina I, and the sole limited partner each received a distribution of $200,000 from Marina I in 1995.

     In May, 1995, the Partnership sold 1.5 acres of commercial property at Geist Crossing for $600,000 for retail shops. A gain of $191,000 was recognized on the sale. In March 1995, the Partnership sold 5 acres of commercial property at Geist Crossing for $803,000 for retail shops connected to the Kroger store. A gain of $79,000 was recognized. In February 1995, the
Partnership sold .5 acres of commercial property at Geist
Crossing for $200,000 to a fast-food chain for additional parking. A gain of $11,000 was recognized on the sale.
In January 1995, the Partnership sold 1.3 acres of commercial property at Geist Crossing to a national drug store chain for $675,000, which resulted in a gain of $217,000.

     The Partnership is a limited partner of Dockside
Cafe L.P., an Indiana limited partnership ("Dockside
Cafe"), which operates the Blue Heron at Marina Village, and Carrigan Crossing at Morse Marina. The Partnership recognized an equity loss from Dockside Cafe of $26,000 in the first six months of 1995.

     The opening of the Blue Heron restaurant at Geist
Marina in 1993 was the first step in the re-development of the Geist Marina area, and the creation of Marina
Village. The Partnership began construction of an office and retail building at Marina Village in 1994, which will include 12,000 square feet of retail space and 8,000 square feet of office space. The Partnership spent
$540,000 in the first six months of 1995 for construction of this building. In 1995, the Partnership plans to spend an additional $560,000 to complete construction of the building.

     In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000 from The New Shorewood Limited Partnership, the successor to
The Shorewood Corporation. The Partnership's residential developments have access to the newly acquired recreational facilities.

     Net revenues from marina operations and boat sales increased by $38,000 to $382,000 for the first six months of 1995, compared to $344,000 for the first six months of 1994. The increase in net revenues results from a reduction in maintenance and depreciation expense at Morse Marina. As of June 30, 1995, the Partnership collected $396,000 of advance dock rental toward the 1995 boating season. This compared to $386,000 collected as of June 30, 1994. The rental payments are deferred when received and recognized as earned during the April to September boating season.

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



DATE:  August 14, 1995