Form 10-Q
period 1995-09-30
MARINA LIMITED PARTNERSHIP
filed 1995-11-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.
                         20549

                       FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:              Commission File Number
September 30, 1995                    0-13174


            THE MARINA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)




          Indiana                       35-1689935
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)      Identification
                                          Number)



11691 Fall Creek Road
Indianapolis, IN                             46256
(Address of principal executive offices)   (Zip Code)



Registrant's telephone number,
including area code:  (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO

            THE MARINA LIMITED PARTNERSHIP

                       FORM 10-Q

                   Table of Contents


PART I.  FINANCIAL INFORMATION                 Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - September 30, 1995,
      and December 31, 1994.                          3

  B.  Statements of Earnings - Comparative
      three months ended September 30, 1995,
      and 1994.                                       4

  C.  Statements of Earnings - Comparative
      nine months ended September 30, 1995,
      and 1994.                                       5

  D.  Statements of Cash Flows - Comparative
      nine months ended September 30, 1995,
      and 1994.                                       6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                 7


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K            9

     (a)  Exhibits

Signatures                                            9

Exhibit Index                                         9

Exhibit 27                                           10

            PART I - FINANCIAL INFORMATION
            THE MARINA LIMITED PARTNERSHIP
       ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

          A.  THE MARINA LIMITED PARTNERSHIP
                    Balance Sheets
       September 30, 1995, and December 31, 1994
                      (Unaudited)

                                 1995          1994
ASSETS

Cash and cash equivalents   $ 5,933,616     $ 4,266,499
Contracts receivable from
 homesite sales               2,020,330         787,467
Other receivables and assets    529,357         598,264
Home and homesites
 available for sale           1,011,999         630,145
Land and land improvements    1,823,863       2,863,199
Marina property and
 equipment, net               1,719,012       1,551,904
Commercial properties, net    2,489,316       1,626,315
Recreational facilities, net    432,653             -
Investment in Marina I        1,748,411       1,710,911
Investment in Flatfork
 Creek Utility                  102,860         146,184
Investment in Dockside Cafe     263,829         278,229

                           $ 18,075,246      14,459,117


LIABILITIES AND PARTNERS' EQUITY
Accounts payable              1,316,887         302,233
Construction costs payable      182,941         199,325
Accrued bonuses                 119,120          47,535
Homesite and commercial
 sale deposits                    8,900          43,000
Deferred revenues               128,923          95,519
Amount payable as trustee        13,092          27,055
                              1,769,863         714,667

Partners' equity:
   General partner -
 196,714 units                4,767,905       4,021,726
   Limited partners -
 478,421 units               11,537,478       9,722,724
    TOTAL PARTNERS' EQUITY   16,305,383      13,744,450
                           $ 18,075,246      14,459,117


               B.  THE MARINA LIMITED PARTNERSHIP
                     Statements of Earnings
         Three Months Ended September 30, 1995, and 1994
                           (Unaudited)

                                      1995             1994
Revenues:
  Homesite sales                      $ 2,664,000      $560,631
  Marina operations and boat sales      1,196,005     1,026,978
  Interest income                         112,735        57,427
  Rental income, net                       35,836        69,446
  Gain on sales of land held for
   investment                                -           66,814
  Equity in earnings of investee
   companies                              299,600       474,000
  Recreational facilities                  70,046           -
                                        4,378,222     2,255,296

Expenses:
  Cost of homesites sold
   and related expenses                 1,593,806       258,412
  Marina operations and cost of
   boat sales                             661,009       594,811
  General and administrative              183,054       179,990
  Management fees paid to general
   partner                                 33,000        23,700
                                        2,470,869     1,056,913
     NET EARNINGS                       1,907,353     1,198,383

Net earnings attributable to
  general partner                         555,745       349,173

Net earnings attributable to
  limited partners                    $ 1,351,608      $849,210

Weighted average number of limited
 partner units outstanding                478,421       478,421

Net earnings per limited partner unit       $2.83          1.78


               C.  THE MARINA LIMITED PARTNERSHIP
                     Statements of Earnings
         Nine Months Ended September 30, 1995, and 1994
                           (Unaudited)


                                       1995          1994
Revenues:
  Homesite sales                       $4,297,000    $2,725,617
  Marina operations and boat sales      2,798,081     2,766,639
  Interest income                         277,187       148,705
  Rental income, net                      125,221       150,271
  Gain on sales of land held
   for investment                         498,372        66,814
  Equity in earnings of investee
   companies                              517,276       474,000
  Recreational facilities                 100,975            -
                                        8,614,112     6,332,046

Expenses:
  Cost of homesites sold
   and related expenses                 2,246,084     1,533,271
  Marina operations and cost of
   boat sales                           1,881,157     1,990,135
  General and administrative              518,968       514,725
  Management fees paid to general
   partner                                 56,700        50,800
                                        4,702,909     4,088,931

      NET EARNINGS                      3,911,203     2,243,115

Net earnings attributable to
  general partner                       1,139,607       653,576


Net earnings attributable to
  limited partners                    $ 2,771,596     1,589,539

Weighted average number of
 limited partner units outstanding        478,421       478,421

Net earnings per limited partner unit      $ 5.79          3.32


               D.  THE MARINA LIMITED PARTNERSHIP
                    Statements of Cash Flows
         Nine Months Ended September 30, 1995, and 1994

                           (Unaudited)


                                      1995          1994
Cash flows from operating activities:
  Net earnings                        $ 3,911,203    $2,243,115
  Items which do not provide (use) cash:
 Depreciation                             152,760       167,992
     Equity in earnings of investee
      companies                         (517,276)     (474,000)
 Increase in contracts receivable     (1,232,863)     (200,639)
     Gain on sales of land held
      for investment                    (498,373)      (66,814)
 Cost of homesites sold                 1,934,546     1,301,874
 Deferred revenues                         33,404      (48,514)
 Other non-cash items, net              1,128,547       121,209
     NET CASH PROVIDED BY
   OPERATING ACTIVITIES                 4,911,948     3,044,223

Cash flows from investing activities:
  Investment in Marina I                  500,000       200,000
  Investment in Dockside Cafe              30,000     (132,000)
  Marina property and equipment         (260,494)      (40,310)
  Homesites available for sale        (2,356,853)     (623,444)
  Land and land development costs       (716,223)     (261,540)
  Commercial properties                 (922,375)     (472,796)
  Recreational facilities               (432,653)           -
  Proceeds from sales of land held
   for investment                       2,278,000       359,293
 NET CASH USED BY
 INVESTING ACTIVITIES                 (1,880,598)     (970,797)

Cash flows from financing activities:
  Distribution to partners            (1,350,270)     (675,135)
  Amount payable as trustee              (13,963)           877
  Utility refunds received                   -            6,590
     NET CASH USED BY
 FINANCING ACTIVITIES                 (1,364,233)     (667,668)

 NET INCREASE IN CASH
 AND CASH EQUIVALENTS                   1,667,117     1,405,758

Cash and cash equivalents at
  beginning of period                   4,266,499     2,994,279

Cash and cash equivalents at
 end of period                        $ 5,933,616     4,400,037


ITEM 2.  THE MARINA LIMITED PARTNERSHIP MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE
MONTHS ENDED SEPTEMBER 30, 1995, AND 1994.

The Partnership's net earnings for the third quarter of 1995 were $1,907,000, as compared to net earnings of $1,198,000 for the third quarter of 1994. Revenues for the third quarter of 1995 were $4,378,000 compared to $2,255,000 for the third quarter of 1994.

Net earnings for the first nine months of 1995 were $3,911,000, as compared to $2,243,000 for the first nine months of 1994. Revenues were $8,614,000 for the first nine months of 1995, as compared to $6,332,000 for the first nine months of 1994.

During the first nine months of 1995, the Partnership sold four homesites from Bridgewater, the Partnership's first single-family homesite project located near Geist
Marina and 34 homesites from Cambridge, a single-family homesite project located at Geist Lake. The
Partnership completed development of 65 homesites in the fifth section of Cambridge. Of the 34 homesites sold in Cambridge in 1995, 26 homesites were from the newly completed fifth section. The Partnership accrued
$789,000 as accounts payable to Marina I in the third quarter of 1995 for Marina I's share of profit earned on homesites sold in the fifth section of Cambridge by the Partnership where the land was partially owned by Marina I. The 38 homesites sold in the first nine months of 1995 compares with 28 homesites sold in the first nine months of 1994, four of which were from Bridgewater and 24 of which were from Cambridge.
Earnings from homesite sales were $2,051,000 in the first nine months of 1995, compared with $1,192,000 in the first nine months of 1994. During the first nine months of 1995, the Partnership spent $2,357,000 for improvements to its residential homesite projects compared to $623,000 spent in the first nine months of 1994.

The Partnership is the general partner of The Marina I
L.P., an Indiana limited partnership ("Marina I"), which developed 29 of the 71 homesites in the first two sections of Cambridge, (the Partnership developed the other 42 homesites). Marina I also developed 112 homesites in sections three and four of Cambridge.
Marina I sold 31 homesites in Cambridge in the first nine months of 1995, compared to 21 homesites sold in the first nine months of 1994. The Partnership recognized $545,000 in equity earnings from Marina I from its homesite sales in the first nine months of 1995. The Partnership, as general partner of Marina I, and the sole limited partner each received a distribution of $500,000 from Marina I in 1995.

During 1995, the Partnership sold 8.3 acres of commercial property at Geist Crossing for a total of $2,278,000. Gains of $498,000 were recognized on these sales in 1995.

The Partnership is a limited partner of Dockside Cafe
L.P., an Indiana limited partnership ("Dockside Cafe"), which operates the Blue Heron restaurant at Marina
Village, and the Carrigan Crossing restaurant at Morse
Marina. The Partnership recognized equity earnings from Dockside Cafe of $16,000, and received a distribution of $30,000 from Dockside Cafe in the first nine months of 1995.

The opening of the Blue Heron restaurant at Geist
Marina in 1993 was the first step in the re-development of the Geist Marina area, and the creation of Marina
Village. The Partnership completed construction of an office and retail building at Marina Village in the third quarter of 1995. This new building includes
12,000 square feet of retail space, of which 9,000 square feet has been leased, and 8,000 square feet of office space, of which 2,000 square feet is the office of the Partnership. The Partnership spent $940,000 in the first nine months of 1995 for construction of this building. Additional amounts will be expended for tenant finishings in 1995.

In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000 from The New Shorewood Limited Partnership, the successor to
The Shorewood Corporation. The Partnership's residential developments have access to the newly acquired recreational facilities. Net revenues generated by the recreational facilities for the first nine months of 1995 were $101,000.

Net revenues from marina operations and boat sales increased by $140,000 to $917,000 for the first nine months of 1995, compared to $777,000 for the first nine months of 1994. The increase in net revenues results from a reduction in maintenance and depreciation expense at Morse Marina, and an increase in net gas sales.

On April 17, 1995, the Partnership made a cash distribution to the partners of record on April 3, 1995, of $2.00 per unit of partnership interest, for a total of $1,350,000. This compares to a partnership distribution of $1.00 per unit made on April 18, 1994.

              PART II - OTHER INFORMATION

Item 6.

     (a)  Exhibits.

          27   Financial Data Schedule for Quarter
               Ended September 30, 1995





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


DATE: November 10, 1995




                     EXHIBIT INDEX

Exhibit No.    Description                         Page

     27        Financial Data Schedule for           10
               Quarter Ended September 30,
               1995