Form 10-K405
period 1995-12-31
MARINA LIMITED PARTNERSHIP
filed 1996-03-27
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-K

  (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1995

                          OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from ________ to ________

            Commission file number 0-13174
            THE MARINA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

          INDIANA                       35-1689935
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

11691 Fall Creek Road, Indianapolis, IN 46256
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (317)845-0270

Name of each exchange on which registered:  NASDAQ

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Limited Partner Units and Depositary Receipts
                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES X  NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid and asked prices of such stock as of March 22, 1996, and assuming solely for purposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $15,158,000.

          DOCUMENTS INCORPORATED BY REFERENCE

                         NONE

                       FORM 10-K

                   TABLE OF CONTENTS
                                                  Page
PART I

Item 1    - Business................................  3

Item 2    - Properties..............................  11

Item 3    - Legal Proceedings.......................  12

Item 4    - Submission of Matters to a Vote of
            Security Holders........................  12

PART II

Item 5    - Market for Partnership's Common Equity
            and Related Security Holder Matters.....  12

Item 6    - Selected Financial Data.................  14

Item 7    - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..............................  15

Item 8    - Financial Statements and Supplementary
            Data....................................  20

Item 9    - Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure..............................  34

PART III

Item 10   - Directors and Executive Officers........  34

Item 11   - Executive Compensation..................  35

Item 12   - Security Ownership of Certain Beneficial
            Owners and Management...................  37

Item 13   - Certain Relationships and Related
            Transactions............................  41
PART IV

Item 14   - Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.................  41

SIGNATURES...........................................   43

                        PART I

ITEM 1.   BUSINESS.

GENERAL

     The Marina Limited Partnership (the "Partnership") was organized as an Indiana limited partnership under the laws of the State of Indiana on October 7, 1986 for the purpose of reorganizing the business of The Marina Corporation (the "Company"). The Company was reorganized into a publicly traded limited partnership in order to eliminate the "double" federal income tax on its future earnings and distributions. The Partnership is the successor-issuer to the Company. On December 29, 1986, the shareholders of the Company approved the plan to reorganize the Company into the Partnership. On December 30, 1986, pursuant to the plan of reorganization, all of the assets and liabilities of the Company were transferred to the Partnership in exchange for a number of units of interest ("Units") in the Partnership equal to the number of outstanding shares of the Company's Common Stock, and the Company distributed the Units to or for the benefit of its shareholders. Units represent either general partner interests ("General Partner Units") or limited partner interests ("Limited Partner Units"). See Item 5, "Market for Partnership's Common Equity and Related Security Holder Matters." Following the distribution of the Units, the Company was dissolved.

     The Partnership's principal executive offices are located at 11691 Fall Creek Road, Indianapolis, Indiana 46256, and its telephone number is 317/845-0270. The affairs of the Partnership are managed by its general partner, The Marina II Corporation (the "General Partner"), an Indiana corporation. The General Partner's principal executive offices and telephone number are the same as those of the Partnership.

INVESTMENT REAL ESTATE

     On December 31, 1995, the Partnership owned approximately 385 acres of investment real estate. Approximately 322 acres of this investment real estate are adjacent to Geist Lake, and approximately 63 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homesite sales revenue accounted for 50 percent of the Partnership's revenues for 1995, 44 percent for 1994, and 40 percent for 1993. Gains on sale of investment land accounted for 5 percent of the Partnership's revenues for 1995, 1 percent for 1994, and 4 percent for 1993.

     GEIST LAKE. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1995, the Partnership's investment real estate at Geist Lake consisted of approximately 322 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately seventeen acres of the land at Geist Lake is being used for Geist Marina and Marina Village. See "Marina Operations" and "Investment Real Estate -- Commercial Development," below.

     MORSE LAKE. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1995, the Partnership's investment properties at Morse Lake consisted of approximately 63 acres zoned for single-family residential, commercial, and agricultural use. Approximately twenty acres of the land at Morse Lake are being used for the Morse Marina. See "Marina Operations," below.

     RESIDENTIAL DEVELOPMENT. Bridgewater, located near Geist Marina, was the Partnership's first single-family homesite project. It will include 81 homesites, of which 68 homesites have been developed in the first three phases. In 1995, the Partnership sold four homesites in Bridgewater. All but one of the eight finished homesites remaining to be sold from the first three phases are the more expensive waterfront sites. The fourth phase, Bridgewater Island, is planned for development in 1996 or 1997, and it is expected to include 13 exclusive waterfront homesites. The Partnership will spend approximately $540,000 to complete development of the island.

     The Partnership sold 40 homesites from Cambridge, a single-family residential development located at Geist Lake. The Partnership completed development of 65 homesites in the fifth section of Cambridge. Of the 40 homesites sold in Cambridge in 1995, 31 homesites were from the newly completed fifth section. This compares with 28 homesites sold in Cambridge by the Partnership in 1994. Marina I, a joint venture, sold 31 homesites in Cambridge in 1995, compared to 28 homesites sold in 1994. At December 31, 1995, the Partnership had 39 homesites remaining to be sold in sections one, two, and five of Cambridge, while Marina I had 82 homesites remaining to be sold in sections three and four of Cambridge.
When complete, Cambridge will include more than 400 homesites.

     The Partnership is developing Morse Overlook, a residential development near Morse Marina. It is expected to include approximately 50 homesites, of which nearly one-half will be waterfront. Homesites will be available for sale during the second quarter of 1996. The Partnership plans to spend approximately $675,000 in 1996 to complete development of Morse Overlook.

     The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions. However, due to a sand and gravel mining project in Geist Lake by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for seven years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Marina I land is available. See "Investment Real Estate -- Marina I," below.

     HOMESITE FINANCING ARRANGEMENTS. The Partnership sells residential homesites for cash or contract. The Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. In 1995, interest rates on homesites sold on contract were 9% the first year, 10% in the second year, and 12% in years three through seven. In 1994, interest rates on homesites sold on contract were 8% the first year, 10% in the second year, and 12% in years three through seven. Homesites sold on contract prior to October 1993 have interest rates of 9% in the first year, 12% in the second year, and 14% in years three through seven.

     MARKETING. The Partnership has a builder support program with limited financial incentives for builders who build in the Partnership's residential projects. The portion of the homesite sales price, which may be refundable under builder programs if the home remains on the market for four to eight months after completion, is deferred until the refund period expires. At December 31, 1995, $46,000 had been deferred for the builder support program. In 1995, $6,000 was paid to a builder under the builder support program.

     COMMERCIAL DEVELOPMENT. The Partnership is developing and selling land at Geist Crossing, a shopping center site near Geist Lake. In January 1995, the Partnership sold 1.3 acres of commercial property at Geist Crossing to a national drug store chain for $675,000, which resulted in a gain of $217,000. In February 1995, the Partnership sold .5 acres of commercial property at Geist Crossing for $200,000 to a fast-food chain for additional parking. A gain of $11,000 was recognized on the sale. In March 1995, the Partnership sold 5 acres of commercial property at Geist Crossing for $803,000 for retail shops connected to the Kroger store. A gain of $79,000 was recognized. In May 1995, the Partnership sold 1.5 acres of commercial property at Geist Crossing for $600,000 for retail shops. A gain of $191,000 was recognized on the sale. The remaining land at Geist Crossing includes three less valuable outlots and a three acre parcel recently zoned retail, which is contiguous but more remote from the high traffic corner. The Partnership plans to spend approximately $200,000 in 1996 to complete development of these commercial sites.

     The Partnership began operating a 20,000 square foot retail and office development known as Marina Village in 1995. This new building includes 12,000 square feet of retail space, of which 9,000 square feet has been leased, and 8,000 square feet of office space, of which 2,000 square feet is the office of the Partnership. The Partnership spent $1,013,000 in 1995 for construction of this building. The Partnership plans to spend approximately $160,000 for tenant finishings in 1996.

     MARINA I. The Partnership is the general partner of The Marina I L.P., an Indiana limited partnership ("Marina I"), which has a right to receive and develop initially approximately 140 acres of land in the vicinity of Geist Lake. Irving Materials, Inc. ("Irving") is the sole limited partner of Marina I. Irving continues to mine and extract sand and gravel from the remaining property, and it contributes parcels of the land to Marina I when it has completed the extraction. In 1995, Irving increased its investments in Marina I with contributions of land in sections three and five in Cambridge. The Partnership is responsible for developing and selling the property for residential use.

     The Partnership, as general partner, and Irving, as limited partner, received $810,200 and $789,800, respectively, in distributions during 1995. Marina I received $844,269 from the Partnership in 1995 as its share of profit earned on homesites sold by the Partnership in Cambridge, section 5, that were partially owned by Marina I. Additionally, the Partnership recognized $979,957 in equity earnings from Marina I for the 31 homesites sold in Cambridge and other related activities in 1995. See "Investment Real Estate -- Residential Development," above.

     FLATFORK CREEK UTILITY. The Partnership and Irving are each 50 percent shareholders of Flatfork Creek Utility, Inc., an Indiana corporation (the "Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer line to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in the fourth quarter of 1994. The first phase of the plant will serve approximately 430 homes. The Corporation is subject to certain regulations of the Indiana Utility Regulatory Commission. The Corporation recorded a $112,000 net loss for 1995, of which the Partnership accounted for its 50% share of the Corporation's net loss against its investment in the Corporation. The Corporation expects operating losses for the next several years. The contributions received from developers requiring service are expected to be sufficient to fund debt service requirements and provide funds for operations. The Corporation has a $2,382,257 bank loan outstanding at December 31, 1995. The Partnership and Irving have each guaranteed the loan.

     DOCKSIDE CAFE. The Partnership is a limited partner of Dockside Cafe L.P., an Indiana limited partnership ("Dockside Cafe"), which operates the Blue Heron restaurant in Marina Village at Geist Lake and Carrigan Crossing at Morse Lake. The Partnership received $46,000 in distributions from Dockside Cafe in 1995. The Partnership has leased the restaurants to Dockside Cafe, and has recognized $267,667 in rental income in 1995.

MARINA OPERATIONS

     The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately 1,200 boat docks, two public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October. The marinas charge rental fees for the use of their docks; ramp fees for the use of their launching ramps; and fees for boat storage. The marinas also sell boats, gasoline, boating accessories, and boating supplies, and repair boats.

     The operation of the marinas accounted for 30 percent of the Partnership's revenues in 1995, 40 percent in 1994, and 48 percent in 1993. The principal sources of revenues for the marinas are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, food items and miscellaneous services.

     The operations of the marinas are affected by inclement weather, which tends to discourage boating and reduce revenues. Also, because Geist and Morse Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous and reducing recreational use.

RECREATIONAL FACILITIES

     In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000 from The New Shorewood Limited Partnership ("Shorewood"), the successor to The Shorewood Corporation. See "Relationship Between the Partnership and Shorewood" below. The recreational facilities include a clubhouse and three separate pools located near Geist Lake. The

Clubhouse is available for rental throughout the year. The operating season for the pools begins on the Memorial Day weekend and extends to the Labor Day weekend. The Partnership's residential developments have access to these recreational facilities, as do purchasers of Shorewood's remaining homesites and residents of Shorewood developments at Geist Lake.

FUTURE OPERATIONS

     The General Partner expects that the Partnership will continue to: (1) sell investment real estate from time to time depending on market conditions and other factors; (2) pursue development activities; (3) seek to enhance the value of the Partnership's investment real estate by making certain improvements and by acquiring additional surrounding real estate; and (4) acquire additional real estate for investment. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     INVESTMENT REAL ESTATE. Although there are numerous real estate properties in the Indianapolis metropolitan area available for development of homesites, there are only a limited number of water-oriented properties. The Partnership believes that, of those water-oriented properties that are or will be economically suitable for development of homesites, the Partnership's properties are among those with the greatest long-term development potential, primarily because of the character of the lakes to which the Partnership's properties are adjacent and the extent and types of development at such lakes. There are, however, water-oriented properties owned by other developers that are available for development of homesites that are equally desirable.
Shorewood continues to have a number of completed waterfront homesites for sale which competes directly with the Partnership's properties, and this inventory will have an impact on the Partnership's waterfront homesite sales to the extent they are more or less effective in marketing. It is expected that it will take approximately two years for Shorewood to liquidate its homesite inventory. See "Relationship between the Partnership and Shorewood," below. Competition in commercial development has become more significant due to the increased zoning of land for commercial use in the area of Geist Lake.

     MARINAS. The Geist Marina provides the only boat docks, gas pumps and launching ramps on Geist Lake available to the general public. At Morse Lake, the Town of Cicero operates boat docks and gas pumps in competition with the Morse Marina.

REGULATION

     The Partnership's real estate is subject to governmental regulations, particularly zoning regulations, restrictions on construction in flood plains, wetlands protection, and restrictions on water and septic systems. To the extent applicable, any developer of the property must comply with such regulations, as well as the Federal Interstate Land Sales Full Disclosure Act, water pollution and water quality control regulations, and other miscellaneous regulatory requirements. The Partnership cannot predict the cost or effect of future regulations on the development potential of its real estate.

EMPLOYEES

     The Partnership has eighteen (18) full-time employees (most of whom are primarily engaged in the operation of the marinas) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are four officers of the General Partner, who are employees of the General Partner. Two of the four officers devote their full-time duties to activities of the General Partner and the Partnership.

RELATIONSHIP BETWEEN THE PARTNERSHIP AND SHOREWOOD

     The Company was originally organized in 1982 as a wholly-owned subsidiary of The Shorewood Corporation ("Shorewood"). In 1985, Shorewood became a wholly-owned subsidiary of Meritor Savings Bank ("Meritor"), and divested itself of the Company by distributing shares of the Company to the former Shorewood shareholders. Meritor was taken over by the Federal Deposit Insurance Corporation ("FDIC") in late 1992 because of large continuing losses which impaired its capital. The Partnership made an unsuccessful bid in 1994 for the purchase of Shorewood. Shorewood was sold by the FDIC to another bidder and is now privately-held.

     Since 1985, there have been a number of business relationships between the Partnership and Shorewood. Currently, Shorewood's successor leases a portion of a building from the Partnership. In March 1995, the Partnership purchased the
Shorewood recreational facilities at Geist Lake.  See
"Recreational Facilities" above.

TAXATION OF INTERESTS IN PUBLICLY TRADED PARTNERSHIPS

     The Omnibus Budget Reconciliation Act of 1987 (OBRA) changed provisions of the federal tax law to treat publicly traded partnerships (PTP) as if they were corporations for purposes of income taxation. PTP's existing as of December 17, 1987 remain exempt from income taxation as a corporation until their first taxable year beginning after 1997, unless a substantial new line of business is added. The General Partner believes that the Partnership's business is the holding of real estate for investment, the operation and sales activities of the marinas, and real estate development activities. However, no ruling has been received or requested from the Internal Revenue Service with regard to this issue.

     OBRA also provides that the passive loss rule of Internal Revenue Code Section 469 is to be applied separately for the tax attribute items of each PTP, and that a partner's share of net income from a PTP will generally not be treated as income from a passive activity but rather as portfolio income. In general, under these separate application rules, the income from the Partnership may not offset losses from a partner's other passive activities.

ITEM 2.  PROPERTIES.

     The Partnership's properties are substantially described in
Item 1 of this Part I.  See "Investment Real Estate" and "Marina
Operations."

     The Partnership has title to all of its real estate, substantially all of which has been covered by blanket title insurance commitments. All of the properties are subject to certain telephone, highway, pipeline and electric power line easements. The Morse and Geist Lake properties are also subject to the easements and restrictions of the Indianapolis Water Company ("IWC"), which owns the reservoirs for water supply purposes. In connection with the maintenance, protection and operation of its water supply reservoirs, IWC has retained a 20-foot easement around the shoreline of both reservoirs and has imposed restrictions on the adjacent land. IWC is permitted access to the lakes for all purposes reasonably necessary to their operation and maintenance as reservoirs, and certain uses of the land that could cause pollution of the lakes are prohibited. There are no mortgages on the Partnership's real estate properties.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no material proceeding in which any director, officer or affiliate of the Partnership, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Partnership. The Partnership is not involved in any administrative or judicial proceedings arising under any federal, state or local provisions which have been enacted or adopted to regulate the discharge of materials into the environment or otherwise relating to the protection of the environment other than those normally encountered as part of the development business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Partnership in the fourth quarter of 1995.

                        PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS.

     The Partnership's Limited Partner Units trade on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol MRNCZ. The following table sets forth for the periods indicated the representative high and low bid prices of the Partnership's Limited Partner Units as reported by NASDAQ. Such prices represent quotations between dealers without adjustments for retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                            1994   1995
                       High     Low    High     Low
                       Bid      Bid    Bid      Bid
Fiscal Quarter Ended
March 31               $22 1/2  $22    $24 1/4  $21
June 30                 21 1/2   21     24       22
September 30            21       21     24 1/2   23
December 31             22       20     31 1/2   23 1/2


     On March 22, 1996, the closing bid and asked prices of the Limited Partner Units were $30.00 bid and $35.50 asked, and there were approximately 523 record holders of Limited Partner Units of the Partnership.

     On April 17, 1995, the Partnership made a cash distribution of $2.00 per unit. On April 18, 1994, the Partnership made a cash distribution of $1.00 per unit. No other cash distributions were made during 1994 and 1995.

     The General Partner intends to cause the Partnership to make cash distributions from its net cash flow as often as the General Partner, in its discretion, believes it to be feasible and prudent for the Partnership. Although the number, amount, and timing of cash distributions in any given year may vary substantially, it is currently anticipated that the Partnership will make cash distributions in an amount sufficient to cover the tax liability incurred by Partners from Partnership operations. The preceding discussion regarding cash distributions are forward looking statements. There can be no assurance as to the amount or timing of Partnership cash distributions, and the Partnership is not obligated to make any such distributions.

     Pursuant to the reorganization of the Company into the Partnership, Units in the Partnership received by the Company (and subsequently distributed to the shareholders of the Company) were divided between General Partner Units and Limited Partner Units. The economic interests in the Partnership represented by a General Partner Unit and Limited Partner Unit are identical. General Partner Units are vested with the authority to manage the affairs of the Partnership. Limited Partner Units carry no management authority.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the years ended December 31, 1995, 1994, 1993, 1992, and 1991, are derived from the financial statements of the Partnership, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements for the years ended December 31, 1995, 1994, and 1993, and the auditors' report thereon, are included in Part II, Item 8.

        (In thousands, except per unit or share amounts)

                    Years Ended December 31,
                    1995    1994     1993    1992    1991

Selected Statement
of Earnings Data:
 Homesite sales        $4,992  $3,331   $2,061  $1,502  $  548
 Marina revenues        3,065   3,062    2,451   2,246   2,161
 Gain on land sales       498      67      229     -       -
 Equity in earnings of
   investee companies     920     693       45      (2)    212
 Other revenues           602     409      369     309     493
 Earnings before
  income taxes          4,391   2,705    1,739   1,002     832
 Net earnings           4,391   2,705    1,739   1,002     832
 Earnings per
  unit 1)                6.50    4.01     2.57    1.48    1.23
 Cash distribution
  per unit 1)            2.00    1.00      .85     .75     .75

                                  As of December 31,
                      1995    1994     1993    1992    1991

Selected Balance
Sheet Data:
 Total assets         $17,691 $14,459  $12,449 $12,305 $11,011
 Debt obligations         -       -        -       -       -
 Partners' equity      16,786  13,744   11,708  10,542  10,010


1. Earnings per unit and cash distribution per unit for 1995 and 1994 have been computed on the basis of 196,714 weighted average outstanding general partner units and 478,421 weighted average outstanding limited partner units.
     Earnings per
     unit for 1993 have been computed on the basis of 179,949 weighted average outstanding general partner units and 495,186 weighted average outstanding limited partner units from January 1, 1993 to June 30, 1993, and 196,714 weighted average outstanding general partner units and 478,421 weighted average outstanding limited partner units from July 1, 1993 to December 31, 1993. The cash distribution per unit for 1993 and earnings per unit and cash distribution per unit for 1992 and 1991, have been computed on the basis of 179,949 weighted average outstanding general partner units and 495,186 weighted average outstanding limited partner units.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to address the significant factors affecting the Partnership's results of operations and financial condition. It is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and related notes, and the Selected Financial Data, included elsewhere herein.

GENERAL

     Net earnings increased to $4,391,000 in 1995 compared to $2,705,000 in 1994. The increase in net earnings was principally due to earnings from homesite sales, gains on sale of investment land, and the equity in earnings recognized from Marina I. The Partnership's principal sources of revenue in 1995 were from homesite sales, marina operations, equity in earnings of investee companies, gains on sale of investment land, and interest and rental income.

     In 1995, the Partnership's primary source of revenue was from homesite sales. Homesite sales revenue accounted for 50 percent of the Partnership's revenues for 1995, 44 percent for 1994, and 40 percent for 1993. In 1993, the Partnership's primary source of revenue was from the operations of marinas on Morse Lake and Geist Lake (respectively, the "Morse Marina" and "Geist Marina"). The operation of the marinas accounted for 30 percent of the Partnership's revenues in 1995, as compared to 40 percent in 1994 and 48 percent in 1993. Gains on sale of investment land accounted for 5 percent of the Partnership's revenues for 1995, and 1 percent in 1994, and 4 percent in 1993.

     The Partnership's development or sales of investment real estate and residential homesites is affected by several factors such as economic conditions, interest rates, zoning, environmental regulation, availability of utilities, population growth in the area, and competition.

     The principal sources of revenues for the marinas are from the rental of boat docks, boat launching fees, boat sales, and service repair work. Revenues generated to a lesser extent are from winter boat storage, and the sale of gasoline, boating supplies, food items and miscellaneous services. Most docks at the Morse Marina and Geist Marina are rented for the April to October boating season. Annual dock rental payments are due prior to the beginning of the boating season with the result that the majority of cash is received during the first six months of the year; most expenses, however, occur during the peak boating months of the summer. Boat dock revenues are deferred when received and recognized as earned during the boating season. Winter boat storage generates revenues for the October to April storage season, and is recognized as earned during the storage season.

     The Partnership's marina operations are affected by weather conditions, since inclement weather tends to discourage boating and reduce revenues. Also, because Geist and Morse Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous. Marina operations are also affected by economic conditions, including inflation. During recessionary periods, recreational boating decreases and revenues from the operation of the marinas decrease accordingly. Increases in the cost of boating caused by inflation also adversely affect the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

     The General Partner of the Partnership believes that current funds and funds generated by homesite sales, marina operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 1996. On December 31, 1995, the Partnership had cash and cash equivalents, including short-term investments, of $5,295,000. On December 31, 1995, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 1996. During 1995, the Partnership expended approximately $2,538,000 for home and homesite development costs, $1,121,000 for the commercial properties, and $593,000 for improvements on land held for investment. In addition, approximately $689,000 was expended for marina property and equipment.

     On a long-term basis, major sources of liquidity are expected to be revenues from marina operations, sales of homesites and investment land, and borrowings. The Partnership currently expects that funds from current reserves, operating cash flow, and normal short-term lines of credit will be sufficient to satisfy future capital needs.

RESULTS OF OPERATIONS

     1995 COMPARED TO 1994. Net earnings were $4,391,000 for 1995, as compared to $2,705,000 in 1994. The increase of net earnings of $1,686,000 was principally due to an increase in homesite sales less related direct costs of $787,000, an increase from gains on sales of investment land of $432,000, and an increase in equity earnings from Marina I of $255,000.

     The Partnership sold four homesites from Bridgewater in 1995. Bridgewater, located near Geist Marina, was the Partnership's first single-family homesite development. The Partnership sold 40 homesites from Cambridge, a single-family homesite project located at Geist Lake. The Partnership completed development of 65 homesites in the fifth section of Cambridge. Of the 40 homesites sold in Cambridge in 1995, 31 homesites were from the newly completed fifth section. The Partnership paid $884,000 to Marina I in 1995 for Marina I's share of profit earned on homesites sold in the fifth section of Cambridge by the Partnership where the land was partially owned by Marina I. The 44 homesites sold in 1995 compares to 33 homesites sold by the Partnership in 1994, five of which were from Bridgewater and 28 of which were from Cambridge. Earnings from homesite sales were $2,400,000 in 1995, compared to $1,613,000 in 1994. The increase in net earnings per homesite sale in 1995 results from an increase in the number of waterfront homesites sold.

     The Partnership is the general partner of Marina I which developed 29 of the 71 homesites in the first two sections of Cambridge (the Partnership developed the other 42 homesites). Marina I also developed 112 homesites in sections three and four of Cambridge. Marina I sold 31 homesites in Cambridge in 1995, compared to 28 homesites sold in 1994. The Partnership recognized $980,000 in equity earnings from Marina I in 1995, compared to $724,000 recognized as equity earnings in 1994. The Partnership received a distribution of $810,000 from Marina I in 1995.

     During 1995, the Partnership sold 8.3 acres of commercial property at Geist Crossing for a total of $2,278,000. Gains of $498,000 were recognized on these sales in 1995.

     Interest income increased by $178,000 to $398,000 in 1995, compared to $220,000 in 1994. The increase in interest income results from an increase of $143,000 in interest earned on the Partnership's investments, and an increase of $35,000 in interest earned on homesites sold on contract by the Partnership.

     In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000. The Partnership's residential developments have access to the newly acquired recreational facilities. Net revenues generated by the recreational facilities were $77,000 in 1995.

     Net revenues from marina operations and boat sales increased by $71,000 to $840,000 in 1995, compared to $769,000 in 1994. The increase in net revenue results from a reduction in maintenance and depreciation expense at Morse Marina, and an increase in revenue at the Geist service department. The increase in net revenue is partially offset by a reduction of revenue earned by the boat sales department.

     Flatfork Creek Utility, Inc. (the "Corporation") was formed to construct and operate a wastewater treatment plant and interceptor sewer line to service land primarily in the Cambridge development. The Partnership recognized an equity loss from the Corporation in 1995 of $56,000. The Partnership and Irving Materials, Inc. are both guarantors of the Corporation's bank loan, of which $2,382,000 was outstanding at December 31, 1995.

     The Partnership is not a taxable entity, and consequently, there are no income taxes reflected in the statements of earnings.

     On April 17, 1995, the Partnership made a cash distribution of the partners of record on April 3, 1995, of $2.00 per unit of partnership interest, for a total of $1,350,000.

     Partners' equity increased by $3,041,000 during 1995 to $16,786,000. The increase was due to 1995 net earnings of $4,391,000, which were partially offset by the $2.00 per unit or $1,350,000 distribution to the partners.

     1994 COMPARED TO 1993.  Net earnings were $2,705,000 for
1994 compared to $1,739,000 in 1993. The increase in net earnings was primarily due to an increase in homesite sales less related direct costs of $466,000, and equity in earnings from Marina I of $724,000.

     The Partnership sold five homesites from Bridgewater, two of which included homes that the Partnership had used as sales offices. In 1994, the Partnership opened for sale 71 homesites in the first two sections of Cambridge. Twenty-eight homesites were sold in Cambridge, for a total of 33 homesites sold by the Partnership in 1994. This compares with 20 homesites sold in 1993. Earnings from homesite sales were $1,613,000 in 1994, compared to $1,147,000 in 1993. The decrease in net earnings per homesite sale was due to increased development costs, primarily in Cambridge.

     Marina I developed 29 of the 71 homesites in the first two sections of Cambridge. The Partnership received $233,000 from Marina I in 1994 as its share of profit earned on homesites sold in Cambridge by Marina I that were partially owned by the Partnership. In 1994, the Partnership recognized $724,000 in equity earnings from Marina I.

     In September 1994, the Partnership sold a portion of its commercial site near Geist Lake to a fast-food chain for $380,000. Cash proceeds of $349,000, net of closing costs and realtor commissions, were received at the time of sale, which resulted in a gain of $57,000. The Partnership additionally recorded $10,000 to income for forfeiture of a down payment from a developer on a commercial site near Geist Lake.

     Revenues from the marina operations increased $611,000 in 1994 to $3,062,000, as compared to $2,451,000 in 1993. The increased revenue primarily results from increased boat sales of $409,000, and to a lesser extent, from increases in dock, service, and launching revenues. Operating expenses of the two marinas
increased $484,000 in 1994.   The increase results primarily from
an increase in cost of boat sales of $371,000.

     Interest income increased to $220,000 in 1994 compared to $177,000 in 1993. The increase in interest income results from the an increase of $24,000 in interest earned on homesites sold on contract by the Partnership, and an increase of $19,000 in interest earned on the Partnership's investments.

     General and administrative expenses increased by $148,000 to $787,000 in 1994, compared to $639,000 in 1993. This increase primarily results from an increase in salaries and wages of $64,000, an increase in legal fees of $45,000, and an increase in property taxes of $31,000.

     Construction of the interceptor sewer line and first phase of Flatfork Creek Utility, Inc, (the "Corporation") was completed in the fourth quarter of 1994. The Partnership recognized an equity loss from the Corporation in 1994 of $11,000.

     On April 18, 1994, the Partnership made a cash distribution to the partners of record on April 6, 1994, of $1.00 per unit of partnership interest, or a total of $675,000.

     Partners' equity increased by $2,036,000 during 1994 to $13,744,000. The increase was primarily due to 1994 net earnings of $2,705,000, which were partially offset by the $1.00 per unit or $675,000 distribution to the partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following are the financial statements of the Partnership for the years ended December 31, 1995, 1994, and 1993, and the independent auditors' report thereon. A list of the reports and financial statements appears in response to Item 14 of this report:

[LETTERHEAD OF KPMG PEAT MARWICK L.L.P.]







INDEPENDENT AUDITORS' REPORT


The Partners
THE MARINA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of The
Marina Limited Partnership as of December 31, 1995 and
1994, and the related statements of earnings, cash flows and partners' equity for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Indianapolis, Indiana
February 16, 1996

            THE MARINA LIMITED PARTNERSHIP

                    Balance Sheets

              December 31, 1995 and 1994



                                    1995      1994
ASSETS
Cash and cash equivalents        $5,307,824 4,266,499
Contracts receivable from homesite
sales                             1,928,269   787,467
Other receivables and assets        621,232   598,264

Homes and homesites available for
sale                                908,310   630,145
Land and land improvements
(note 3)                          1,701,135 2,973,830

Marina property and equipment,
net (note 2)                      2,079,206 1,551,904
Recreational facilities,
net (note 2)                        421,491  -
Commercial properties,
net                               2,534,875 1,515,684

Other investments (note 4):
  Marina I                        1,870,668 1,710,911
  Dockside Cafe                     228,587   278,229
  Flatfork Creek Utility             89,704   146,184

                               $ 17,691,30114,459,117

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                    366,302   265,483
Construction costs payable           79,931   199,325
Accrued bonuses                      83,087    47,535
Deferred revenues and sale deposits 128,073   138,519
Amount payable to Flatfork Creek
  Utility (note 1)                  235,200    36,750
Amount payable as trustee (note 1)   13,092    27,055
                                    905,685   714,667
Partners' equity:
  General partner - 196,714 units 4,907,830 4,021,726
  Limited partners - 478,421 units11,877,786  9,722,724
    TOTAL PARTNERS' EQUITY       16,785,61613,744,450

                               $ 17,691,30114,459,117

See accompanying notes to financial statements.

            THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings

     Years ended December 31, 1995, 1994 and 1993

                           1995        1994    1993
Revenues:
  Homesite sales         $4,992,000  3,331,1732,061,500
  Marina operations       3,064,744  3,061,6362,450,813
  Equity in earnings of investee
    companies (notes 4 and 5)919,835   693,320  44,588
  Interest income           398,497    219,745 177,059
  Rental income, net (note 6)127,231   189,598 192,245
  Recreational facilities, net76,681         -       -
  Gain on sales of land held for
    investment (note 3)     498,373     66,814 228,846
                         10,077,361  7,562,2865,155,051

Expenses:
  Cost of homesites sold and
    related expenses      2,591,991  1,717,834 914,196
  Marina operations       2,225,179  2,292,8961,809,200
  General and administrative802,335    786,649 639,167
  Management fees paid to general
    partner (note 1)         66,420     60,075     53,526
                          5,685,925  4,857,4543,416,089

    NET EARNINGS          4,391,436  2,704,8321,738,962

Net earnings attributable to
  general partner         1,279,532    788,107   486,192

Net earnings attributable to
  limited partners       $3,111,904  1,916,7251,252,770

Weighted average number of limited
  partner units outstanding 478,421    478,421 486,804

Net earnings per limited
  partner unit           $     6.50       4.01    2.57

See accompanying notes to financial statements.

            THE MARINA LIMITED PARTNERSHIP

               Statements of Cash Flows

     Years ended December 31, 1995, 1994 and 1993
                                        1995     1994      1993
Cash flows from operating activities:
 Net earnings                  $ 4,391,436  2,704,832 1,738,962
 Items which do not use (provide)
       cash:
    Depreciation of properties     279,747    241,609   256,628
    Equity in earnings of investee
       companies                  (919,835)  (693,320)  (44,588)
    Decrease (increase) in contracts
      receivable                (1,140,802)    25,417  (158,892)
    Gain on sales of land held for
      investment                  (498,373)   (66,814) (228,846)
    Homes and homesite development
        costs                   (2,537,941)(1,012,666) (444,741)
    Cost of homesites sold       2,221,466  1,451,807   753,505
    Other non-cash items, net      311,407    (83,615) (142,195)

    NET CASH PROVIDED BY
      OPERATING ACTIVITIES       2,107,105  2,567,250 1,729,833

Cash flows from investing activities:
 Investment in Marina I, net of
   distributions received          810,200    (50,000) (250,000)
 Investment in Dockside Cafe, net of
   distributions received           46,000   (144,000)  (98,000)
 Additions to Marina property and
    equipment                     (688,621)   (83,945) (198,401)
 Purchase of recreational facilities(432,653)       -         -
 Commercial property costs      (1,121,341)  (468,535) (559,250)
 Land and land development costs  (593,132)  (240,174)(1,591,170)
 Proceeds from sales of land held
   for investment                2,278,000    359,293 1,081,408
 Wastewater treatment plant, net         -          -    79,456
    NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES          298,453  (627,361)(1,535,957)

Cash flows from financing activities:
 Distributions to partners      (1,350,270)  (675,135) (573,864)
 Utility refunds received                -      6,589     1,020
 Amount payable as trustee         (13,963)       877   (99,086)
    NET CASH USED IN FINANCING
      ACTIVITIES                (1,364,233)  (667,669) (671,930)
    NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS 1,041,325  1,272,220  (478,054)

Cash and cash equivalents at
  beginning of year              4,266,499  2,994,279 3,472,333

Cash and cash equivalents at end
   of year                      $5,307,824  4,266,499 2,994,279

See accompanying notes to financial statements.

            THE MARINA LIMITED PARTNERSHIP

            Statements of Partners' Equity

     Years ended December 31, 1995, 1994 and 1993


                                        General  Limited Total
                                        partner'spartnerspartners
                                        equity   equity  equity
Balance December 31, 1992     $ 2,827,496  7,714,550 10,542,046

     Distributions to partners
       ($.85 per unit)           (152,956)  (420,908)  (573,864)
     Exchange of 16,765 limited partner
       units for general partner units267,402(267,402)        -
     Utility refunds (note 1)         279        741      1,020
     Net earnings                 486,192  1,252,770  1,738,962

Balance December 31, 1993       3,428,413  8,279,751 11,708,164

     Distributions to partners
       ($1.00 per unit)          (196,714)  (478,421)  (675,135)
     Utility refunds (note 1)       1,920      4,669      6,589
     Net earnings                 788,107  1,916,725  2,704,832

Balance December 31, 1994       4,021,726  9,722,724 13,744,450

     Distributions to partners
       ($2.00 per unit)          (393,428)  (956,842)(1,350,270)
     Net earnings               1,279,532  3,111,904  4,391,436

Balance December 31, 1995     $ 4,907,830 11,877,786 16,785,616


See accompanying notes to financial statements.

            THE MARINA LIMITED PARTNERSHIP

             Notes to Financial Statements

           December 31, 1995, 1994 and 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     The Marina Limited Partnership (the Partnership) became a publicly traded limited partnership on December 30, 1986. The limited partnership units are registered securities and currently represent approximately 71 percent of the total Partnership units. The remaining units are owned by Marina II
     Corporation, the general partner, which has the authority to manage the affairs of the Partnership. The economic interests in the Partnership represented by general partner units and limited partner units are identical.

     The general partner receives management fees equal to three percent of the Partnership's gross margin on marina operations, rental income and recreational facilities.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash balances and short-term certificates of deposit with maturities of three months or less. Also included are short-term U.S. Treasury bills with maturities of less than nine months.

     The Partnership maintains a separate accounting of unclaimed limited partner unit distributions.

     Homesite Sales

     Sales of residential homesites are for cash or on contract. Sales which satisfy minimum down-payment requirements are recorded as revenue at the time of closing. The portion of the sales price which may be refundable under builder programs is deferred until the refund period expires. Costs of homesites sold are determined by the relative sales value of the homesite to the total project.

     At the time a lot is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. for the cost of certain utility hook-up charges which is included in cost of sales.

     Land and Land Improvements

     Costs directly related to bringing land to a fully-improved saleable condition are capitalized.
     These costs include construction, excavation, engineering and other direct costs incurred during the improvement period. Land and land improvement costs are allocated to land sales and homesite projects by the specific identification method.

     Marina Property and Equipment and Recreational
     Facilities

     Marina property and equipment and recreational facilities are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

     Commercial Properties

     Commercial properties represent developed restaurant and retail properties including the related development and construction costs.
     Completed properties are depreciated using the straight-line method based on their estimated useful lives.

     Investments

     The Partnership uses the equity method to account for its 50% general partner investment in The
     Marina I L.P. (Marina I), its 40% limited partner investment in Dockside Cafe, L.P. (Dockside Cafe), and its 50% corporate investment in Flatfork Creek
     Utility, Inc. The Partnership's share of the net earnings and losses of these businesses are included currently in earnings.

     Utility Refunds

     When the Partnership's predecessor was formed in April 1982, it acquired rights under utility refund agreements which were not recorded at that time as future receipts could not be estimated.
     As such, utility refunds are recorded as capital contributions when received.

     Financial Instruments

     The carrying amount of the contracts receivable approximate their fair value because the interest rates are at market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company evaluates all of its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

     Income Taxes

     As a partnership, the allocated share of income or loss of the Partnership is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements.

(2)  Property and Equipment

     Marina property and equipment consist of land, land improvements, marina facilities, boat docks, and equipment used in the marina operations located on Morse and Geist Lakes. At December 31, marina property and equipment consisted of the following:

                                     1995        1994
  Land and land improvements    $ 1,161,976     740,929
  Marina buildings and equipment  3,321,225   3,053,651
                                  4,483,201   3,794,580
  Accumulated depreciation        2,403,995   2,242,676

                                $ 2,079,206   1,551,904

     Recreational facilities consist of land, buildings and related furnishings used in recreational facilities adjacent to homesite developments at Geist Lake. Residents of the developments pay a fee for the use of the facilities which were purchased by the Partnership in 1995. At December
     31, 1995, recreational facilities consisted of the following:


  Land                           $   65,000
  Building and fixtures             367,653
                                    432,653
  Accumulated depreciation         (11,162)

                                  $ 421,491


  Commercial properties represent various retail buildings which are held for investment and generally leased under short-term arrangements. At
  December 31, the properties consisted of the following:

                                    1995        1994
  Buildings                    $ 2,795,582   1,669,129
  Accumulated depreciation         260,707     153,445

                               $ 2,534,875   1,515,684

(3)  Land and Land Improvements

     At December 31, land and land improvements consisted of the following:

                                    1995        1994
  Unimproved land and
     residential land
     under development          $ 1,160,687   1,067,718
  Commercial sites under
     development                    540,448   1,906,112

                                $ 1,701,135   2,973,830

     In 1995, the Partnership sold a total of 8.3 acres of a commercial site under development to unrelated parties for $2,278,000 in cash, which resulted in gains of $498,373.

     In 1994, the Partnership sold 1.5 acres of a commercial site under development to an unrelated party for $380,000 in cash, which resulted in a gain of $56,814. Also in 1994, a gain of $10,000 was recognized when a potential buyer forfeited a land deposit.

     In 1993, the Partnership sold 1.3 acres of a commercial site under development to an unrelated party for $350,000 in cash, which resulted in a gain of $83,234. Also, in 1993, the Partnership recognized a sale and related gain of $145,612 on the sale of a portion of a commercial site under development to an unrelated party for $1,300,000.

(4)  Other Investments

     Marina I

     The Partnership is a general partner with Irving
     Materials, Inc. as limited partner for the development of certain land near Geist Lake. The
     Partnership increased its investment in 1994 with net cash contributions of $60,000 and a contribution of land of $427,296. Homesite sales activity began in 1994. The Partnership's equity in the earnings of Marina I amounted to $979,957 in 1995 and $724,499 in 1994.

     The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 1995 and 1994 and for the years then ended:


  Assets:
    Cash                           $    840       58
    Home and homesites available
      for sale and land
       improvements                   2,484    2,922
    Contracts receivable                653      555
    Other assets                        103      132

                                    $ 4,080    3,667

  Liabilities                           188      210
  Partners equity                     3,892    3,457

                                    $ 4,080    3,667

  Homesite sales                    $ 2,947    2,479
  Other revenues                         89       25
                                      3,036    2,504

  Cost of homesites sold and
    related expenses                    999      847
  Other expenses                        137      130
                                      1,136      977

    Net earnings                    $ 1,900    1,527

     Dockside Cafe

     The Partnership is a limited partner with Dockside
     Cafe, Inc. as general partner for the operation of a restaurant at the Geist Lake Marina. The
     Partnership constructed the restaurant, which began operations in April 1993. During 1994, the Partnership constructed a new restaurant at Morse
     Lake Marina, which began operations in June 1994.

     Flatfork Creek Utility, Inc.

     In March 1990, the Partnership purchased 8.8 acres of land to construct a wastewater treatment plant to serve homesites to be developed in the Geist
     Lake area by the Partnership, Marina I, and other developers. In January 1993, Flatfork Creek
     Utility, Inc. (the Corporation) was formed to complete the construction of, and then operate, the wastewater water treatment plant (the
     Utility). The Partnership transferred $738,000 of assets and $424,000 of liabilities related to the Utility to the Corporation, as its sole shareholder. The Partnership then sold 50% of its interest in the Corporation to Irving Materials, Inc. for $157,000. The wastewater treatment plant became operational in November 1994. The Utility is subject to certain regulations of the Indiana
     Utility Regulatory Commission.

     The Partnership, along with Irving Materials,
     Inc., are both guarantors of the Corporation's
     $2,500,000 loan, of which $2,382,257 was
     outstanding at December 31, 1995.

(5)  Notes Payable to Bank

     The Partnership has a $2,000,000 unsecured line of credit which matures July 1, 1996 and bears interest at the bank's prime rate. There were no borrowings on the line of credit through December
     31, 1995.

(6)  Rental Income

     In April 1993, the Partnership completed construction of a restaurant facility at the Geist
     Lake Marina.  The facility is leased to Dockside
     Cafe, L.P. under an operating lease with monthly minimum rentals of $8,543 plus a percentage of sales over stated bases. Overage rents of $94,233, $92,871 and $86,988 for 1995, 1994 and
     1993 sales, respectively, are included in rental income.

     In June 1994, the Partnership completed
     construction of a restaurant facility at Morse
     Lake Marina which is also leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $5,000 plus a percentage of sales over stated bases. No overage rents were paid in 1995 or 1994.

     Through March 1993, the Partnership had leased another restaurant facility at the Geist Lake
     Marina to an unrelated party under a short-term operating lease with annual minimum rentals of $10,500 plus a percentage of sales over a stated base. Overage rents of $10,353 for 1993 sales are included in rental income.

     During 1995, the Partnership began operating a 20,000 square foot retail and office development known as Marina Village. Included in rental income in 1995 is $29,932 from the retail tenants.
     At December 31, 1995, occupancy was 79%, and future minimum rents due from the tenants are $332,270 in 1996, $350,220 in 1997, $283,163 in
     1998, $242,928 in 1999, $191,978 in 2000, and
     $11,951, thereafter.

     The Partnership also leases certain buildings and real estate under short-term operating leases.
     Rental income includes $16,933, $16,167 and $43,645 in 1995, 1994 and 1993, respectively, relating to these leases.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in the Partnership's independent certified public accountants within 24 months prior to, or subsequent to, the date of the most recent financial statements, nor has there been any disagreements with the accountants.

                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The following table presents certain information regarding the Directors and executive officers of the General Partner. Each person listed is a Director of the General Partner except for Mr. Hare and the Treasurer. Messrs. Rosenberg, Woolling and Ms. Shriner are the executive officers of the General Partner.
Unless otherwise indicated in a footnote, the principal occupation of each Director or executive officer has been the same for the last five years.

                                                      Year of
        Name                Principal Occupation       Birth
Patrick J. Bruggeman   President, American Steel        1948
                       Investment Corporation, Ft.
                       Wayne, Indiana  (manufacturer
                       of wire rope)

Lawrence L. Buell      Certified Public Accountant,     1934
                       Indianapolis, Indiana 1)

John A. Hare           President, W. Hare & Son,        1917
                       Inc., Noblesville, Indiana
                       (automobile dealership) 2)

Allen E. Rosenberg     President of the General         1935
                       Partner 3)

John L. Woolling       Vice President and Secretary     1923
                       of the General Partner;
                       Attorney, Zionsville, Indiana 4)

Jane E. Nold Shriner   Vice President, Treasurer, and   1960
                       Assistant Secretary of the
                       General Partner 5)
/TABLE

1.   Mr. Buell was Executive Director of the Health and
     Hospital Corporation of Marion County from January
     1984 to February 1994 and its Treasurer from February 1994 to January 1995.

2. Mr. Hare retired from the Board of Directors in December, 1995.

3.   Mr. Rosenberg became President of the Company in
     1982 and held the position of Treasurer from 1984 to June 1989. Mr. Rosenberg served as Chairman of
     GWC Corporation and General Waterworks
     Corporation, a wholly-owned subsidiary of GWC
     Corporation, from February 1987 to September 1989.
     He was President and Chief Executive Officer of
     GWC Corporation from 1975 to September 1989 and
     President and Chief Executive Officer of General
     Waterworks Corporation from 1982 to September
     1989. Mr. Rosenberg retired from GWC Corporation and General Waterworks Corporation on September
     30, 1989.

4. Mr. Woolling became Vice President and Secretary of the Company in 1984.

5.   Ms. Shriner became Vice President of the General
     Partner in June 1994, and Treasurer and Assistant
     Secretary of the General Partner in June 1989.

     All Directors serve annual terms until their successors are elected and have qualified. The
Directors are elected by the shareholders of the General Partner. Mr. Rosenberg has served as a Director of the Company or General Partner since 1982.
All other Directors were elected in 1984. All officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers and Directors of the General Partner.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed
$100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 1995, 1994, and 1993.


              SUMMARY COMPENSATION TABLE

Name and
Principal Position       Year        Salary       Bonus
Allen E. Rosenberg
President,               1995       $174,462      $202,525
Director of the          1994        146,866       173,275
General Partner          1993        141,117        26,455


Each Director except Mr. Rosenberg receives a fee of $5,000 per year, plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings.

ROSENBERG BONUS PLAN

     Three percent of the proceeds or other revenues from sales of the Partnership's investment land have been paid to Mr. Rosenberg for his stewardship of the Partnership's land. Mr. Rosenberg received cash bonuses of $20,250 from the January 6, 1995 sale of the Partnership's land, $6,000 from the February 28, 1995 sale of the Partnership's land, $24,090 from the March 31, 1995 sale of the Partnership's land, and $18,000 from the May 4, 1995 sale of the Partnership's land. These amounts represent approximately three percent of the sale proceeds. In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual lot sales and five percent of the Partnership's share of the income from The Marina I L.P. are paid to Mr.
Rosenberg.  A bonus of $64,992 was paid to Mr.
Rosenberg in March 1996, and $112,000 was paid in December 1995, based on the 1995 lot sales and income recognized by Marina I. A bonus of $22,185 was paid to Mr. Rosenberg in February 1995, and $100,000 was paid in December 1994 based on the 1994 lot sales and income recognized by Marina I. A bonus of $61,875 was paid to Mr. Rosenberg in March 1994 based on the 1993 lot sales.

MANAGEMENT FEES PAID TO THE GENERAL PARTNER

     In addition to bonuses that may be paid from the proceeds or other revenues from sales of the Partnership's land (see "Rosenberg Bonus Plan," above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $66,420 in 1995, which is equal to three percent of the Partnership's gross margin on marina operations, recreational facilities, and rental income. The management fee is not paid upon revenues from land sales and investment income.

SECTION 16(A) COMPLIANCE

     Based solely upon (a) review of statements on Forms 3, 4 and 5 (and amendments thereto) filed by persons who were, at any time during 1995, a director or officer of the Company or a beneficial owner of greater than ten percent of the Company's shares, and
(b) certain written representations received by the Company from such persons that no Form 5 is required, the Company is not aware of any such person who failed to file, on a timely basis, reports required by Section
16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year or prior fiscal years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP

     The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 22, 1996.


                                   Number of         Percent
                            Limited Partner Units     of
           Name                Beneficially Owned     Class

Patrick J. Bruggeman                 9,300             1.9%

Allen E. Rosenberg                   1,000 1)           .2%

All Directors and Officers
  of the General Partner
  as a group (7 persons)            15,596 2)           3.3%

1. Includes 1,000 Units owned by Mr. Rosenberg's wife.

2. Includes 6,296 Units owned by or with spouses or others. Also includes Units described in the above note.

     The Partnership has concluded that Limited Partner
Units do not constitute voting securities. Therefore, the Partnership does not report information on the number of Limited Partner Units beneficially owned by persons owning more than five percent of the Limited
Partner Units.

     Upon the reorganization of the Company into the Partnership in 1986, five of the seven members of the Board of Directors of the Company (the "Continuing
Directors") received all the General Partner Units in the Partnership. See "General" under Item 1. The
Partnership disclaims that the General Partner Units are securities. General Partner Units are vested with authority to manage the affairs of the Partnership.
The Continuing Directors, with the exception of Mr.
Hare, are the current members of the Board of Directors of the General Partner. In exchange for the General
Partner Units that they received in the reorganization, the Continuing Directors became the sole shareholders of the General Partner. The General Partner owns a 29 percent interest in the profits, losses, capital, and distributions of the Partnership, which percentage is equal to the percentage of the Common Stock of the Company owned directly by the Continuing Directors at the time the Company was reorganized into the

Partnership plus the limited partner units subsequently acquired and converted into general partner units.

      The Directors of the General Partner manage and control the overall business and affairs of the General
Partner and, consequently, those of the Partnership.
The Directors of the General Partner are elected by the shareholders of the General Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners. Allen E.
Rosenberg owns approximately 65.3 percent of the shares of the General Partner. The remaining shares of the General Partner are owned by Patrick J. Bruggeman, who owns 22.6 percent, John L. Woolling, who owns 9.3 percent, John

A. Hare, who owns 1.7 percent, and Lawrence L. Buell, who owns 1.1 percent.

     Upon the withdrawal or removal of the General
Partner, its participation in the General Partner Units will cease. Thereafter, the General Partner Units owned by the withdrawn or removed General Partner will change to Limited Partner Units.

CHANGES IN CONTROL

     The Shareholders' Agreement (the "Shareholders'
Agreement") dated December 2, 1986, among the shareholders of the General Partner, prescribes certain procedures for the sale or other transfer of shares of the General Partner and for the voting of certain shares, the operation of which may at a subsequent date result in a change of control of the General Partner and, consequently, a change of control of the Partnership. The Shareholders' Agreement is attached as Exhibit 28 to the Partnership's current report on Form 8-K dated January 12, 1987, which is incorporated herein by this reference. The Shareholders' Agreement provides certain restrictions on transfer, rights of first refusal, and options to purchase with respect to shares of the General Partner. The Shareholders'
Agreement also provides certain voting arrangements in the event of the death or disability of Allen E.
Rosenberg, the majority shareholder of the General
Partner.

     The following is a brief summary of the
Shareholders' Agreement. This summary is not intended to be complete and is qualified in all respects by the more detailed provisions of the Shareholders'
Agreement.

     In general, the Shareholders' Agreement provides that a shareholder may transfer all or part of his shares of the General Partner to a party who is not a party to the Shareholders' Agreement only upon prior written approval by the General Partner and subject to any limitations that may be imposed by the General
Partner. If, for any reason, a shareholder ceases to be a Director of the General Partner, the shareholder and his heirs, executors, administrators, successors, or assigns, subject to the rights of first refusal described below, has the right, but not the obligation, upon surrender of all of his shares of the General
Partner, to cause the General Partner to (a) convert that portion of the General Partner Units attributable to all of such shareholder's shares into Limited
Partner Units on the basis of one Limited Partner Unit for one General Partner Unit, (b) distribute such Limited Partner Units to the shareholder, and (c) cause the
Partnership to register such Limited Partner Units under the Securities Act of 1933, as amended. Prior to such conversion of General Partner Units into Limited
Partner Units, the shares of the General Partner the shareholder proposes to surrender in exchange for Limited Partner Units must first be offered to the remaining parties to the Shareholders' Agreement and the General Partner as provided in the Shareholders'
Agreement. The exercise of any such rights of first refusal is contingent upon the exercise of rights of first refusal to purchase, in the aggregate, all shares held by the selling shareholder.

     If a shareholder of the General Partner acquires, from time to time, Limited Partner Units, such Units shall be, at the option of the General Partner, changed to General Partner Units and contributed to the General
Partner in return for additional shares of stock of the General Partner.

     The Shareholders' Agreement also provides that, in the event of the death or disability of Allen E.
Rosenberg, the majority shareholder of the General
Partner, his shares of the General Partner will be voted by a committee consisting of four members, at least one of whom shall be a Director of the General
Partner.  The  members of the voting committee are

Stanley E. Hunt, David M. Manischewitz, Allen E.
Rosenberg II, and John L. Woolling. Vacancies on the voting committee will be filled by Allen E. Rosenberg, or, in the event of his death or disability, by a majority of the remaining members of the voting committee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

     Allen E. Rosenberg II, who is the Assistant
Treasurer of the Partnership and the son of Allen E.
Rosenberg, President of the General Partner, received
$93,000 from the Partnership in 1995, of which $55,000 was paid for services as construction manager of Marina
Village, and $20,000 was paid as a management fee for construction of the Partnership's sales office in Cambridge. Chesapeake Building Corporation, which is owned by Allen E. Rosenberg II, received $20,000 from the Partnership as a reimbursement for expenses incurred for the construction of Marina Village and the Partnership's sales office. The Board of Directors of the General Partner approved the transactions with Allen E. Rosenberg II.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

     (a) (1)  FINANCIAL STATEMENTS:

     The following financial statements of the Partnership appear in Part II, Item 8.

     Independent Auditors' Report.

     Balance Sheets -- December 31, 1995 and 1994.

     Statements of Earnings -- Years Ended December 31,
     1995, 1994 and 1993.

     Statements of Cash Flows -- Years Ended December
     31, 1995, 1994 and 1993.

     Statements of Partners' Equity -- Years Ended
     December 31, 1995, 1994 and 1993.

     Notes to Financial Statements.

     (a)(2)  FINANCIAL STATEMENT SCHEDULES:

     All schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or the required information is inapplicable, or the information is set forth in the financial statements included elsewhere herein.

a)(3)  EXHIBITS:

     The exhibits filed as a part of this Annual Report on Form 10-K, all of which are hereby incorporated by reference except financial statements and schedules and Exhibits 3.1, 3.2, 4.1 and 99.3, are:

Exhibit                                              Page No. or
Number                     Exhibit                   Filed With
 3.1       Certificate of Limited Partnership of           (3)
           The Marina Limited Partnership

 3.2       Agreement of Limited Partnership of             (3)
           The Marina Limited Partnership

 4.1       Agreement of Limited Partnership of             (3)
           The Marina Limited Partnership defining
           the rights of security holders is filed
           as Exhibit 3.2

10.1       License Agreement, dated October 19, 1970,      (2)
           between Indianapolis Water Company and
           The Shorewood Corporation

10.2       Conveyances of Easement Rights for the          (2)
           purpose of Installing and Maintaining
           Boat Docks, dated June 30, 1982, executed
           by The Shorewood Corporation in favor of
           The Creek Land Company, Inc.

10.3       Consent to Assignment of License Rights,        (2)
           dated March 11, 1983, between Indianapolis
           Water Company, The Shorewood Corporation
           and The Creek Land Company, Inc.

27         Financial Data Schedule                         45

99.1       Restated Articles of Incorporation of           (1)
           The Marina II Corporation

99.2       Restated Bylaws of The Marina II Corporation    (1)

99.3       Shareholders' Agreement                         (3)

__________________________

1.   Registration Statement on Form S-4 (Reg. No. 33-
     9367) filed by The Marina Limited Partnership on
     October 8, 1986.

2.   Registration Statement on Form S-14 (Reg. No. 2-
     03600) filed by The Marina Corporation on October
     3, 1984, as amended on November 13, 1984, and
     November 20, 1984.

3.   Annual Report on Form 10-K filed by The Marina
     Limited Partnership for 1993.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed in the fourth quarter of 1995 by the Partnership.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         The Marina Limited Partnership


Date:  March 22, 1996    By:  /s/ Allen E. Rosenberg
                              Allen E. Rosenberg,
                              President of The Marina
                              II Corporation, the
                              General Partner of The
                              Marina Limited
                              Partnership

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                               Capacity With
     Signature             the General Partner       Date

/s/ Patrick J. Bruggeman      Director            March 22, 1996
Patrick J. Bruggeman

/s/ Lawrence L. Buell         Director            March 22, 1996
Lawrence L. Buell

/s/ Allen E. Rosenberg        Director and        March 22, 1996
Allen E. Rosenberg            President (Principal
                              Executive Officer)

/s/ John L. Woolling          Director,           March 22, 1996
John L. Woolling              Vice President
                              and Secretary

/s/ Jane E. Nold Shriner      Vice President,     March 22, 1996
Jane E. Nold Shriner          Treasurer, and
                              Assistant Secretary
                              (Principal Financial
                              Officer)