Form 10-Q
period 1996-03-31
MARINA LIMITED PARTNERSHIP
filed 1996-05-15
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.
                         20549

                       FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:              Commission File Number
March 31, 1996                        0-13174


            THE MARINA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)




          Indiana                       35-1689935
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)      Identification
                                          Number)



11691 Fall Creek Road
Indianapolis, IN                             46256
(Address of principal executive offices)   (Zip Code)



Registrant's telephone number,
including area code:  (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.


                     YES  X            NO

            THE MARINA LIMITED PARTNERSHIP

                       FORM 10-Q

                   Table of Contents


PART I.  FINANCIAL INFORMATION                 Page No.

Item 1.  Financial Statements (unaudited)



  A. Balance Sheets - March 31, 1996, and
     December 31, 1995.                           3

  B. Statements of Earnings - Comparative
     three months ended March 31, 1996,
     and 1995.                                    4

  C. Statements of Cash Flows - Comparative
     three months ended March 31, 1996,
     and 1995.                                    5


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.                          6


PART II.  OTHER INFORMATION

(The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)

Signature                                         8

            PART I - FINANCIAL INFORMATION
            THE MARINA LIMITED PARTNERSHIP
       ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

A.  THE MARINA LIMITED PARTNERSHIP

Balance Sheets
March 31, 1996, and December 31, 1995
(Unaudited)
                                 1996          1995
ASSETS
Cash and cash equivalents  $  5,889,117       5,307,824
Contracts receivable
  from homesite sales         1,272,591       1,928,269
Other receivables and
  assets                      1,010,658         621,232

Home and homesites
  available for sale            932,063         908,310
Land and land
  improvements                1,811,198       1,701,135

Marina property and
  equipment, net              2,140,958       2,079,206
Commercial properties,
  net                         2,629,331       2,534,875
Recreational facilities,
  net                           415,910         421,491

Other investments
  Marina I                    1,633,038       1,870,668
  Dockside Cafe                 205,920         228,587
  Flatfork Creek Utility         87,164          89,704

                           $ 18,027,948      17,691,301

LIABILITIES AND PARTNERS'
  EQUITY
Accounts payable                274,441         366,302
Construction costs payable       21,129          79,931
Accrued bonuses                  15,525          83,087
Deferred revenues and sale
  deposits                      752,138         128,073
Amount payable to Flatfork
  Creek Utility                 183,750         235,200
Amount payable as trustee        13,092          13,092

                              1,260,075         905,685
Partners' equity:
  General partner  -
    196,714 units             4,902,661       4,907,830
   Limited partners -
    478,421 units            11,865,212      11,877,786
    TOTAL PARTNERS'
      EQUITY                 16,767,873      16,785,616

                           $ 18,027,948      17,691,301


               B.  THE MARINA LIMITED PARTNERSHIP


Statements of Earnings
Three Months Ended March 31, 1996, and 1995
(Unaudited)


                                      1996             1995
Revenues:
  Homesite sales                        $ 163,000       329,000
  Marina operations                       134,709       151,881
  Equity in earnings of investee
    companies                             109,460       158,000
  Interest income                         103,133        81,239
  Rental income, net                       50,106        32,555
  Recreational facilities, net            (27,133)       24,354
  Gain on sales of land held for
    investment                               -          306,905

                                          533,275     1,083,934

Expenses:
  Cost of homesites sold
      and related expenses                 76,406       192,498
  Marina operations                       248,831       241,833
  General and administrative              226,570       160,314
  Management fees paid to general
    partner                                 3,725         3,700

                                          555,532       598,345

NET (LOSS) EARNINGS                       (22,257)      485,589

Net (loss) earnings attributable to
  general partner                          (6,485)      141,486


Net (loss) earnings attributable to
  limited partners                      $ (15,772)      344,103

Weighted average number of limited
  partner units outstanding               478,421       478,421

Net (loss) earnings per limited
  partner unit                          $    (.03)          .72



               C.  THE MARINA LIMITED PARTNERSHIP

Statements of Cash Flows
Three Months Ended March 31, 1996, and 1995

(Unaudited)
                                             1996          1995

Cash flows from operating activities:
  Net (loss) earnings                    $(22,257)     485,589

Items which do not provide (use) cash:
  Depreciation of properties               67,940       50,920
  Equity in earnings of investee
     companies                           (109,460)    (158,000)
  Decrease (increase) in contracts
     receivable                           655,678      (41,492)
  Gain on sales of land held for
    investment                               -        (306,906)
  Homes and homesite development
    costs                                 (51,747)    (420,349)
  Cost of homesites sold                   25,851      154,755
  Other non-cash items, net                23,766      267,078

   NET CASH PROVIDED BY OPERATING
     ACTIVITIES                           589,771        31,595

Cash flows from investing activities:
  Investment in Marina I                  397,630       200,000
  Investment in Dockside Cafe             (25,333)        -
  Marina property and equipment          (104,320)     (216,343)
  Land and land development costs        (161,607)     (435,920)
  Commercial properties                  (119,362)       (1,740)
  Recreational facilities                    -         (425,000)
  Proceeds from sales of land held
     for investment                          -        1,678,000

  NET CASH (USED) PROVIDED BY
     INVESTING ACTIVITIES                 (12,992)      798,997

Cash flows from financing activities:
  Utility refunds received                  4,514           -

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                    4,514           -

  NET INCREASE IN CASH
    AND CASH EQUIVALENTS                  581,293       830,592

Cash and cash equivalents at
  beginning of period                   5,307,824     4,266,499

Cash and cash equivalents at
 end of period                         $5,889,117     5,097,091

/TABLE

ITEM 2.   THE MARINA LIMITED PARTNERSHIP MANAGEMENT'S
          DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FOR THE QUARTER
          ENDED MARCH 31, 1996, AND 1995.

     The Partnership's net loss for the first quarter of 1996 was $22,000, as compared to net earnings of $486,000 for the first quarter of 1995. The decrease in net earnings in the first quarter of 1996, when compared to the first quarter of 1995, is primarily due to the lack of commercial land sales. Revenues for the first quarter of 1996 were $533,000 compared to $1,084,000 for the first quarter of 1995.

     There were no gains on sale of land held for investment during the first quarter of 1996. During the first quarter of 1995, the Partnership sold 6.8 acres of commercial property at Geist Crossing for a total of $1,678,000. Gains of $307,000 were recognized on these sales in the first quarter of 1995.

     The Partnership sold one waterfront homesite from Bridgewater, the Partnership's first single-family homesite development in the first quarter of 1996. This compares with five homesites sold by the Partnership in the first quarter of 1995, one of which was from Bridgewater and four of which were from Cambridge.
Earnings from homesite sales were $87,000 in the first quarter of 1996, compared with $137,000 in the first quarter of 1995.

     The Partnership is the general partner of The Marina
I L.P., an Indiana limited partnership ("Marina I"), which has developed homesites in the first four sections of Cambridge. Marina I sold 10 homesites in Cambridge in the first quarter of 1996, compared to 12 homesites sold in the first quarter of 1995. The Partnership recognized
$160,000 in equity earnings from Marina I from its homesite sales in the first quarter of 1996, compared to $190,000 recognized in the first quarter of 1995. The
Partnership, received a distribution of $398,000 from Marina I in the first quarter of 1996.

     The Partnership is a limited partner of Dockside
Cafe L.P., an Indiana limited partnership ("Dockside
Cafe"), which operates the Blue Heron restaurant at Marina Village, and the Carrigan Crossing restaurant at Morse Marina. The Partnership recognized an equity loss from Dockside Cafe of $48,000 in the first quarter of 1996, compared to an equity loss of $32,000 in the first quarter of 1995. The Partnership contributed $25,000 as operating capital to Dockside Cafe during the first quarter of 1996.

     Rental income was $50,000 in the first quarter of 1996, compared to $33,000 in the first quarter of 1995, an increase of $18,000. Rental income at Marina Village, net of expenses, accounted for $24,000 of this increase, while rental income at the Blue Heron and Carrigan
Crossing decreased by $6,000.

     General and administrative expenses increased to $227,000 in the first quarter of 1996, compared to $160,000 in the first quarter of 1995. This increase primarily results from an increase in salaries and wages of $37,000, and an increase in professional fees of $25,000.

     On April 18, 1996, the Partnership made a cash distribution to the partners of record on April 4, 1996, of $3.25 per unit of partnership interest, for a total of $2,194,000. This compares to a partnership distribution of $2.00 per unit made on April 17, 1995.


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

DATE: May 13, 1996