Form 10-Q
period 1996-06-30
MARINA LIMITED PARTNERSHIP
filed 1996-08-13
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.
                         20549

                       FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:            Commission File Number:
June 30, 1996                        0-13174


            THE MARINA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)




             Indiana                       35-1689935
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification
                                            Number)



11691 Fall Creek Road
Indianapolis, IN                                 46256
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number,
including area code:  (317) 845-0270





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.


                     YES  X            NO

<PAGE 2>
             THE MARINA LIMITED PARTNERSHIP

                       FORM 10-Q

                   Table of Contents

PART I.  FINANCIAL INFORMATION                  Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - June 30, 1996, and
      December 31, 1995.                            3

  B.  Statements of Earnings - Comparative
      three months ended June 30, 1996, and 1995.   4

  C.  Statements of Earnings - Comparative
      six months ended June 30, 1996, and 1995.     5

  D.  Statements of Cash Flows - Comparative
      six months ended June 30, 1996, and 1995.     6


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                               7


PART II.  OTHER INFORMATION

(The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)

Signature                                           9

<PAGE 3>
            PART I - FINANCIAL INFORMATION
            THE MARINA LIMITED PARTNERSHIP
       ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

          A.   THE MARINA LIMITED PARTNERSHIP

                    Balance Sheets
         June 30, 1996, and December 31, 1995
                      (Unaudited)
                                      1996        1995
ASSETS
Cash and cash equivalents     $  5,032,611   5,307,824
Contracts receivable from
  homesite sales                 2,066,739   1,928,269
Other receivables and assets       658,658     621,232

Home and homesites available
  for sale                       1,037,520   1,306,645
Land and land improvements       1,479,298   1,302,800

Marina property and equipment,
  net                            2,099,649   2,079,206
Commercial properties, net       2,625,309   2,534,875
Recreational facilities, net       447,876     421,491

Other investments
  Marina I                       1,771,038   1,870,668
  Dockside Cafe                    192,687     228,587
  Flatfork Creek Utility            82,264      89,704

                              $ 17,493,649  17,691,301

LIABILITIES AND PARTNERS'
 EQUITY
Accounts payable                   476,075     366,302
Construction costs payable               -      79,931
Accrued bonuses                     71,925      83,087
Deferred revenues and sale
  deposits                         655,216     128,073
Amount payable to Flatfork
  Creek Utility                    242,550     235,200
Amount payable as trustee            7,848      13,092
                                 1,453,614     905,685



Partners' equity:
   General partner  - 196,714
     units                       4,690,591   4,907,830
   Limited partners - 478,421
     units                      11,349,444  11,877,786
    Total partners' equity       6,040,035  16,785,616

                               $17,493,649  17,691,301

          B.  THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings
      Three Months Ended June 30, 1996, and 1995
                      (Unaudited)
                                     1996        1995
Revenues:
  Home and homesite sales      $1,875,027    1,304,000
  Marina operations             1,503,559    1,450,195
  Equity in earnings of
    investee companies            152,100       59,676
  Interest income                  90,762       83,212
  Rental income, net               51,385       56,831
  Recreational facilities, net     39,218        6,575
  Gain on sales of land held
    for investment                    -        191,468
                                3,712,051    3,151,957
Expenses:
  Cost of home and homesites
    sold and related expenses     988,025      459,780
  Marina operations             1,005,194      978,315
  General and administrative      223,557      175,601
  Management fees paid to
    general partner                28,925       20,000
                                2,245,701    1,633,696

Net earnings                    1,466,350    1,518,261
Net earnings attributable to
  general partner                 427,250      442,376
Net earnings attributable to
  limited partners             $1,039,100    1,075,885
Weighted average number of
  limited partner units
  outstanding                     478,421      478,421
Net earnings per limited
  partner unit                 $     2.17         2.25

/TABLE

<PAGE 5>

          C.  THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings
       Six Months Ended June 30, 1996, and 1995
                      (Unaudited)
                                 1996         1995
Revenues:
  Home and homesite sales       $2,038,027    1,633,000
  Marina operations              1,638,268    1,602,076
  Equity in earnings of
    investee companies             261,560      217,676
  Interest income                  193,895      164,452
  Rental income, net               101,491       89,385
  Recreational facilities, net      12,085       30,929
  Gain on sales of land held
    for investment                    -         498,372
                                 4,245,326    4,235,890

Expenses:
  Cost of home and homesites
    sold and related expenses    1,064,431      652,277
  Marina operations              1,254,026    1,220,149
  General and administrative       450,126      335,914
  Management fees paid to
    general partner                 32,650       23,700
                                 2,801,233    2,232,040

Net earnings                     1,444,093    2,003,850

Net earnings attributable to
  general partner                  420,765      583,862

Net earnings attributable to
  limited partners              $1,023,328    1,419,988

Weighted average number of
  limited partner units
  outstanding                      478,421      478,421

Net earnings per limited
  partner unit                  $     2.14         2.97


<PAGE 6>

          D.  THE MARINA LIMITED PARTNERSHIP

               Statements of Cash Flows
       Six Months Ended June 30, 1996, and 1995
                      (Unaudited)
                                   1996        1995
Cash flows from operating
 activities:
 Net earnings                   $1,444,093   2,003,850
 Items which do not provide
   (use) cash:
     Depreciation of properties    165,880     101,840
     Equity in earnings of
       investee companies         (261,560)   (217,676)
     Increase in contracts
       receivable                 (138,470)   (577,601)
     Gain on sales of land
       held for investment            -       (498,373)
     Homes and homesite
       development costs          (628,811) (1,023,207)
     Cost of homesites sold        895,793     509,106
     Deferred revenues and
       sale deposits               527,143     513,392
     Other non-cash items, net      68,535     288,247
     Net cash provided by
       operating activities      2,072,603   1,099,578

Cash flows from investing
  activities:
  Investment in Marina I           397,630     200,000
  Investment in Dockside Cafe        6,900         -
  Marina property and equipment   (105,578)   (235,767)
  Land and land development costs (249,171)   (921,759)
  Commercial properties           (165,132)     (2,161)
  Recreational facilities          (37,547)   (432,653)
  Proceeds from sales of land
    held for investment               -      2,278,000
     Net cash (used) provided by
       investing activities       (152,898)    885,660

Cash flows from financing
 activities:
  Distribution to partners       2,194,189) (1,350,270)
  Amount payable as trustee         (5,244)    (13,963)
  Utility refunds received           4,515        -
     Net cash used by
       financing activities     (2,194,918) (1,364,233)

     Net (decrease) increase
       in cash and cash
       equivalents                (275,213)    621,005

Cash and cash equivalents at
  beginning of period            5,307,824   4,266,499

Cash and cash equivalents at
 end of period                 $ 5,032,611   4,887,504



     ITEM 2.  THE MARINA LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
MONTHS AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995.

     The Partnership's net earnings for the second quarter of 1996 were $1,466,000, as compared to net earnings of $1,518,000 for the second quarter of 1995.
Revenues for the second quarter of 1996 were $3,712,000 compared to $3,152,000 for the second quarter of 1995.

     Net earnings for the first six months of 1996 were $1,444,000, as compared to $2,004,000 for the first six months of 1995. Revenues were $4,245,000 for the first six months of 1996, as compared to $4,236,000 for the first six months of 1995.

     There were no gains on sale of land held for investment during the first six months of 1996. During the first six months of 1995, the Partnership sold 8.3 acres of commercial property at Geist Crossing for a total of $2,278,000. Gains of $498,000 were recognized on these sales in the first six months of 1995.

     The Partnership sold 19 homesites during the first six months of 1996. One waterfront homesite was sold from Bridgewater, the Partnership's first single-family homesite development located near Geist Marina. The Partnership sold 17 homesites from Cambridge, one of which included a home that the Partnership had used as a sales office. In the second quarter of 1996, the Partnership opened for sale 43 homesites at Morse
Overlook, a single-family homesite project located at Morse Lake. The Partnership sold one waterfront homesite from Morse Overlook during the second quarter of 1996. This compares with 19 homesites sold by the Partnership in the first six months of 1995, three of which were from Bridgewater and sixteen of which were from Cambridge. Earnings from homesite sales were $974,000 in the first six months of 1996, compared with $981,000 in the first six months of 1995. There was a resulting decrease in earnings per homesite sale which
<PAGE 8>

was due to the sale of the home that was used as a sales office, and the sale of a waterfront lot for which most of the profit was due Marina I. During the first six months of 1996, the Partnership spent
$629,000 for improvements to its residential homesite projects compared to $1,023,000 spent in the first six months of 1995.

     The Partnership is the general partner of The
Marina I L.P., an Indiana limited partnership ("Marina
I"), which has developed homesites in the first four sections of Cambridge. Marina I sold 15 homesites in Cambridge in the first six months of 1996, compared to 18 homesites sold in the first six months of 1995. The
Partnership recognized $298,000 in equity earnings from Marina I from its homesite sales in the first six months of 1996, compared to $300,000 recognized in the first six months of 1995. Marina I recorded $136,000 in homesite revenue from the Partnership in the second quarter of 1996 as its share of profit earned on a homesite sold in Cambridge by the Partnership that was partially owned by Marina I. The Partnership, received a distribution of $398,000 from Marina I in the first six months of 1996.

     The Partnership is a limited partner of Dockside
Cafe L.P., an Indiana limited partnership ("Dockside
Cafe"), which operates the Blue Heron restaurant at Marina Village, and the Carrigan Crossing restaurant at Morse Marina. The Partnership recognized an equity loss from Dockside Cafe of $29,000 in the first six months of 1996, compared to an equity loss of $26,000 in the first six months of 1995. The Partnership contributed $25,000 as operating capital and received a distribution of $32,000 from Dockside Cafe during the first six months of 1996.

     Rental income was $101,000 in the first six months of 1996, compared to $89,000 in the first six months of 1995, an increase of $12,000. Rental income at Marina
Village, net of expenses, increased by $27,000, while rental income at the Blue Heron and Carrigan Crossing decreased by $10,000.

     General and administrative expenses increased to $450,000 in the first six months of 1996, compared to $336,000 in the first six months of 1995. This increase primarily resulted from an increase in salaries and wages of $67,000, and an increase in professional fees of $30,000.

<PAGE 9>

     As of June 30, 1996, the Partnership collected
$427,000 of advance dock rental toward the 1996 boating season. This compared to $396,000 collected as of June
30, 1995. The rental payments are deferred when received and recognized as earned during the April to September boating season.

     On April 18, 1996, the Partnership made a cash distribution to the partners of record on April 4, 1996, of $3.25 per unit of partnership interest, for a total of $2,194,000. This compares to a partnership distribution of $2.00 per unit made on April 17, 1995 for a total $1,350,000.


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



DATE: August 7, 1996