Form 10-Q
period 1996-09-30
MARINA LIMITED PARTNERSHIP
filed 1996-11-13
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.
                         20549

                       FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:       Commission File Number:
September 30, 1996            0-13174


            THE MARINA LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)




             Indiana                   35-1689935
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)       Identification
                                        Number)



11691 Fall Creek Road
Indianapolis, IN                                  46256
(Address of principal executive offices)     (Zip Code)



Registrant's telephone number,
including area code:                     (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO

            THE MARINA LIMITED PARTNERSHIP

                       FORM 10-Q

                   Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

  A. Balance Sheets - September 30, 1996, and December
     31, 1995.

  B. Statements of Earnings - Comparative three months ended September 30, 1996, and 1995.

  C. Statements of Earnings - Comparative nine months ended September 30, 1996, and 1995.

  D. Statements of Cash Flows - Comparative nine months ended September 30, 1996, and 1995.


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

          A.  THE MARINA LIMITED PARTNERSHIP

                    Balance Sheets
       September 30, 1996, and December 31, 1995
                      (Unaudited)

                              1996      1995

ASSETS
Cash and cash equivalents    $  5,591,206    5,307,824
Contracts receivable from
 homesite sales                 2,073,940    1,928,269
Other receivables and assets      521,447      621,232

Home and homesites available
 for sale                       1,178,514    1,306,645
Land and land improvements      1,980,794    1,302,800

Marina property and
  equipment, net                2,082,229    2,079,206
Commercial properties, net      2,598,017    2,534,875
Recreational facilities, net      432,908      421,491

Other investments:
  Marina I                      1,838,038    1,870,668
  Dockside Cafe                   254,834      228,587
  Flatfork Creek Utility           63,264       89,704


                             $ 18,615,191   17,691,301


LIABILITIES AND PARTNERS'
EQUITY

Accounts payable                  371,455      366,302
Construction costs payable          -           79,931
Accrued bonuses                   130,475       83,087
Deferred revenues and sale
 deposits                         107,178      128,073
Amount payable to Flatfork
 Creek Utility                    131,208      235,200
Amount payable as trustee           7,265       13,092


                                  747,581      905,685

Partners' equity:
 General partner
   201,188 and 196,714 units    5,340,929    4,907,830
 Limited partners
   473,947 and 478,421 units   12,526,681   11,877,786

Total partners' equity         17,867,610   16,785,616

                             $ 18,615,191   17,691,301
/TABLE

          B.  THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings
    Three Months Ended September 30, 1996, and 1995
                      (Unaudited)

                             1996           1995
Revenues:
  Homesite sales             $  1,400,000   2,664,000
  Marina operations             1,196,698   1,196,005
  Equity in earnings of
   investee companies             127,000     299,600
  Interest income                 121,790     112,735
  Rental income, net               83,100      35,836
  Recreational facilities,
   net                            112,486      70,046

                                3,041,074   4,378,222

Expenses:
  Cost of home and homesites
    sold and related expenses      311,157  1,593,806
  Marina operations               662,489     661,009
  General and administrative      206,852     183,054
  Management fees paid to
    general partner                33,000      33,000

                                1,213,498   2,470,869

      Net earnings              1,827,576   1,907,353

Net earnings attributable to
  general partner                 544,618     555,745


Net earnings attributable to
  limited partners           $  1,282,958   1,351,608


Weighted average number of
 limited partner units
 outstanding                      473,947     478,421

Net earnings per limited
 partner unit                $       2.71        2.83

          C.  THE MARINA LIMITED PARTNERSHIP

                Statements of Earnings
    Nine Months Ended September 30, 1996, and 1995
                      (Unaudited)
                             1996           1995
Revenues:
  Home and homesite sales    $  3,438,027   4,297,000
  Marina operations             2,834,966   2,798,081
  Equity in earnings of
    investee companies            388,560     517,276
  Interest income                 315,685     277,187
  Rental income, net              184,591     125,221
  Recreational facilities,
    net                           124,571     100,975
  Gain on sales of land
    held for investment            -          498,372

                                7,286,400   8,614,112

Expenses:
 Cost of home and homesites
  sold and related expenses     1,375,588   2,246,084
 Marina operations              1,916,515   1,881,157
 General and administrative       656,978     518,968
 Management fees paid to
   general partner                 65,650      56,700

                                4,014,731   4,702,909

       Net earnings             3,271,669   3,911,203

Net earnings attributable
  to general partner              960,491   1,139,607

Net earnings attributable
  to limited partners        $  2,311,178   2,771,596

Weighted average number
 of limited partner units
 outstanding                      476,930     478,421

Net earnings per limited
 partner unit                $       4.85       5.79

          D.  THE MARINA LIMITED PARTNERSHIP

               Statements of Cash Flows
    Nine Months Ended September 30, 1996, and 1995

                      (Unaudited)
                            1996           1995
Cash flows from operating
activities:
 Net earnings               $  3,271,669    3,911,203
Items which do not provide
  (use) cash:
   Depreciation of
     properties                  248,775     152,760
   Equity in earnings of
     investee companies         (388,560)   (517,276)
   Increase in contracts
     receivable                 (145,671) (1,232,863)
   Gain on sales of land held
     for investment                -        (498,373)
   Homes and homesite
     development costs          (916,127) (2,356,853)
   Cost of homesites sold      1,042,115   1,934,546
   Deferred revenues and
     sale deposits               (20,895)     33,404
   Other non-cash items,
     net                          48,334   1,128,547
   Net cash provided by
     operating activities      3,139,640   2,555,095

Cash flows from investing
  activities:
  Investment in Marina I         397,630     500,000
  Investment in Dockside
    Cafe                          23,753      30,000
  Marina property and
    equipment                   (130,681)   (260,494)
  Land and land development
    costs                       (750,667)   (716,223)
  Commercial properties         (172,631)   (922,375)
  Recreational facilities        (28,160)   (432,653)
  Proceeds from sales of
    land held for
    investment                     -       2,278,000

     Net cash (used) provided
       by investing activities  (660,756)    476,255

Cash flows from financing
  activities:
  Distribution to partners    (2,194,189) (1,350,270)
  Amount payable as trustee       (5,827)    (13,963)
  Utility refunds received         4,514        -

     Net cash used by
       financing activities    (2,195,502) (1,364,233)


     Net increase in cash
       and cash equivalents      283,382  1,667,117

Cash and cash equivalents at
  beginning of period          5,307,824   4,266,499

Cash and cash equivalents at
 end of period              $  5,591,206   5,933,616


     ITEM 2.  THE MARINA LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND
1995.

     The Partnership's net earnings for the third quarter of 1996 were $1,828,000, as compared to net earnings of $1,907,000 for the third quarter of 1995.
Revenues for the third quarter of 1996 were $3,041,000 compared to $4,378,000 for the third quarter of 1995.

     Net earnings for the first nine months of 1996 were $3,272,000, as compared to $3,911,000 for the first nine months of 1995. Revenues were $7,286,000 for the first nine months of 1996, as compared to $8,614,000 for the first nine months of 1995.

     The decrease in net earnings for the first nine months of 1996 compared to the first nine months of 1995 was due to a lack of sales of land held for investment during 1996. During the first nine months of 1995, the Partnership sold 8.3 acres of commercial property at Geist Crossing for a total of $2,278,000.
Gains of $498,000 were recognized on these sales in the first nine months of 1995.

     The Partnership sold 27 homesites during the first nine months of 1996. Three waterfront homesites and one off-water homesite were sold from Bridgewater, the Partnership's first single-family homesite development located near Geist Marina. The Partnership sold 20 homesites from Cambridge, one of which included a home that the Partnership had used as a sales office. The
Partnership additionally sold three waterfront homesites from Morse Overlook, a single-family homesite project located at Morse Lake. This compares with 38 homesites sold by the Partnership in the first nine months of 1995, four of which were from Bridgewater and 34 of which were from Cambridge. Earnings from homesite sales were $2,062,000 in the first nine months of 1996, compared with $2,051,000 in the first nine months of 1995. There was a resulting increase in earnings per homesite sale which was due to the sale of a premier waterfront homesite on the peninsula in Bridgewater. During the first nine months of 1996, the Partnership spent $916,000 for improvements to its residential homesite projects compared to $2,357,000 spent in the first nine months of 1995.

     The Partnership is the general partner of The
Marina I L.P., an Indiana limited partnership ("Marina
I"), which has developed homesites in the first four sections of Cambridge. Marina I sold 16 homesites in Cambridge in the first nine months of 1996, compared to 31 homesites sold in the first nine months of 1995.
The Partnership recognized $365,000 in equity earnings from Marina I from its homesite sales in the first nine months of 1996, compared to $545,000 recognized in the first nine months of 1995. Marina I recorded $136,000 in homesite revenue from the Partnership in the first nine months of 1996 as its share of profit earned on a homesite sold in Cambridge by the Partnership that was partially owned by Marina I. The Partnership, received a distribution of $398,000 from Marina I in the first nine months of 1996.

     During the third quarter of 1996, the Partnership purchased waterfront property at Geist Lake for $443,000 for future residential development.

     The Partnership is a limited partner of Dockside
Cafe L.P., an Indiana limited partnership ("Dockside
Cafe"), which operates the Blue Heron restaurant at Marina Village, and the Carrigan Crossing restaurant at Morse Marina. The Partnership recognized equity earnings from Dockside Cafe of $50,000 in the first nine months of 1996, compared to equity earnings of $16,000 in the first nine months of 1995. The
Partnership contributed $33,000 as operating capital and received a distribution of $57,000 from Dockside
Cafe during the first nine months of 1996.

     Rental income was $185,000 in the first nine months of 1996, compared to $125,000 in the first nine months of 1995, an increase of $60,000. Rental income at Marina Village, net of expenses, increased by $90,000 due to nine months of rental activity in 1996, compared to one month in 1995. This increase in rental income was offset by a decrease in rental income at the Blue Heron and Carrigan Crossing of $24,000.

     General and administrative expenses increased to $657,000 in the first nine months of 1996, compared to $519,000 in the first nine months of 1995. This increase primarily resulted from an increase in salaries and wages of $64,000, and an increase in property tax expense of $30,000.

     On July 1, 1996, certain shareholders of The
Marina II Corporation, the general partner, contributed limited partner units to the general partner or converted general partner units to limited partner units, resulting in a contribution of a net total of 4,474 limited partner units to the general partner, thereby increasing general partner units. Earnings per unit have been computed on the basis of 196,714 weighted average outstanding general partner units and 478,421 weighted average outstanding limited partner units from January 1 through June 30, 1996, and 201,188 weighted average outstanding general partner units and 473,947 weighted average outstanding limited partner units from July 1 through September 30, 1996.

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



DATE: November 11, 1996




