Form 10-K405
period 1996-12-31
MARINA LIMITED PARTNERSHIP
filed 1997-03-28
CIK 803605

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                    THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1996

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

            Registrant's telephone number, including area code
                              (317) 845-0270

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . (X)

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid and asked prices of such stock as of March 21, 1997, and assuming solely for purposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $14,061,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   NONE

                                 FORM 10-K

                             TABLE OF CONTENTS

                                                                    Page

PART I

Item 1        Business...............................  1

Item 2        Properties.............................  9

Item 3        Legal Proceedings...................... 10


Item 4        Submission of Matters to a Vote of
              Security Holders....................... 10

PART II

Item 5        Market for Partnership's Common Equity
              and Related Security Holder
              Matters................................ 10

Item 6        Selected Financial
              Data................................... 11

Item 7        Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations............................. 13

Item 8        Financial Statements and Supplementary
              Data................................... 18

Item 9        Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure................... 39

PART III

Item 10       Directors and Executive Officers....... 39

Item 11       Executive Compensation................. 40

Item 12       Security Ownership of Certain Beneficial
              Owners and Management.................. 41

Item 13       Certain Relationships and Related
              Transactions........................... 44

PART IV

Item 14       Exhibits, Financial Statement Schedules,
              and Reports on Form 8-................. 45

SIGNATURES......................................... 47

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

       The Partnership will be taxed as a corporation rather than a partnership for federal income tax purposes commencing January 1, 1998 unless it meets certain income requirements. The General Partner believes it is likely the Partnership will be taxed as a corporation unless action is taken by the Partnership during 1997 to ensure its treatment as a partnership for federal income tax purposes. See "Taxation of Interests in Publicly Traded Partnerships," below.

Investment Real Estate

       On December 31, 1996, the Partnership owned approximately 378 acres of investment real estate.
Approximately 313 acres of this investment real estate are adjacent to Geist Lake, and approximately 65 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homesite sales revenue accounted for 44 percent of the Partnership's revenues for 1996, 50 percent for 1995, and 44 percent for 1994.
Gains on sale of investment land accounted for 1
percent of the Partnership's revenues for 1996, 5 percent for 1995, and 1 percent for 1994.

       Geist Lake. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1996, the
Partnership's investment real estate at Geist Lake consisted of approximately 313 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately 18 acres of the land at Geist Lake is being used for Geist Marina and Marina
Village.  See "Marina Operations" and "Investment Real
Estate -- Commercial Development," below.

       Morse Lake. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1996, the
Partnership's investment properties at Morse Lake consisted of approximately 65 acres zoned for single-family residential, commercial, and agricultural use.
Approximately twenty acres of the land at Morse Lake are being used for the Morse Marina. See "Marina
Operations," below.

       Residential Development. Bridgewater, located near Geist Marina, was the Partnership's first single-family project. It includes 81 homesites, of which development of the last 13 homesites on Bridgewater
Island was substantially completed in late 1996.  The
Partnership sold three waterfront homesites and one off-water homesite from Bridgewater in 1996. Homesite revenue from these four sales was $992,000, which includes the sale of a premier waterfront homesite on the peninsula. Homesite inventory at December 31, 1996 includes the 13 waterfront homesites on the Island, and four waterfront homesites from the first three phases.
The Partnership will spend approximately $130,000 to complete development of Bridgewater. Sales from Bridgewater Island are expected in 1997.

       The Partnership sold 18 homesites, one of which included a home that the Partnership had used as a sales office, from Cambridge, a single-family residential development located at Geist Lake. In
1996, homesite revenue from Cambridge was $1,789,000.
This reflects the reversal of four homesite sales to two insolvent builders in the fourth quarter of 1996.
Marina I, a joint venture, sold 17 homesites in Cambridge in 1996. See "Marina I," below. At December
31, 1996, the Partnership had 21 homesites remaining to be sold, of which seven are waterfront, while Marina I had 65 homesites remaining to be sold, of which four are waterfront. Marina I is developing an additional
39 waterfront homesites to be finished in mid-1997.
When complete, Cambridge will include more than 400 homesites.

       The Partnership completed development of Morse
Overlook in 1996, an upscale single-family homesite project located at Morse Lake. It includes 43 homesites, of which 20 of these are waterfront. In
1996, the Partnership sold three waterfront homesites and one off-water homesite from Morse Overlook. These four sales generated homesite revenue of $606,000. In
1997, the Partnership plans to spend $200,000 on construction costs for a speculative home at Morse
Overlook. The Partnership expects this development to take at least three years to sell out because of the price range.

       The Partnership is currently planning development of Sail Place, a new residential development at Geist
Lake.  This development will include 30 homesites.  The
Partnership intends to build specially designed homes with smaller lots and a unique package of services to appeal to the mature market. The Partnership intends to build all homes in Sail Place to better control placement and the design of each home. The Partnership expects to begin construction in the spring of 1997, but the sale of finished homes will not occur until 1998. The Partnership plans to spend approximately
$590,000 to complete development of Sail Place, and an additional $450,000 for construction of two speculative homes at Sail Place in 1997.

       The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions.
However, due to a sand and gravel mining project in Geist Lake by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for six years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Marina
I land is available. The Partnership expects to have a sufficient inventory of homesites for 1997. See
"Investment Real Estate -- Marina I," below.

       Homesite Financing Arrangements. The Partnership sells residential homesites for cash or contract. The
Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. When a homesite is sold to an individual purchaser on contract, a warranty deed is conveyed to the purchaser, and the purchasers execute an installment promissory note and a purchase money real estate mortgage to the Partnership. However, when a homesite is sold to a builder pursuant to the terms of a builder contract, the warranty deed conveying title of the homesite is not executed until the builder contract has been paid in full. In 1996 and 1995, interest rates on homesites sold on contract were 9% the first year, 10% in the second year, and 12% in years three through seven. In 1994, interest rates on homesites sold on contract were 8% the first year, 10% in the second year, and 12% in years three through seven.

       Marketing. The Partnership has a builder support program with limited financial incentives for builders who build in the Partnership's residential projects.
The portion of the homesite sales price, which may be refundable under builder programs if the home remains on the market for four to eight months after completion, is deferred until the refund period expires. There was no deferral for the builder support program at December 31, 1996. In 1996, $36,000 was paid to builders under the builder support program.

       Commercial Development.  The Partnership continues
to develop and sell land at Geist Crossing, a shopping
center site near Geist Lake.  In December 1996, the
Partnership sold six acres of property that was not
suitable for development at Geist Crossing to a parks
department for parking and access to walking trails for
$44,000, which resulted in a gain of $40,000.   The
remaining land at Geist Crossing includes three less valuable outlots and a three acre parcel recently zoned retail, which is contiguous but more remote from the high traffic corner. At December 31, 1996, the Partnership had received contracts for the sale of one outlot for $260,000, and the three acre parcel for $450,000. These sales are subject to certain conditions, such as zoning, prior to closing.

       Marina Village.  The Partnership began operating a
21,000 square foot retail and office development known as Marina Village in 1995. This new building includes
15,000 square feet of retail space, all of which has been leased, and 6,000 square feet of office space, of which 2,000 square feet is the office of the Partnership. The Partnership recognized $150,000 in rental income from Marina Village in 1996. The
Partnership plans to spend approximately $50,000 for tenant finishings in 1997. When the Partnership completes the new service building at Geist Marina (see
"Marina Operations," below), the waterfront land currently occupied by the service buildings will be available for either apartment or retail development.

       Marina I. The Partnership is the general partner of The Marina I L.P., an Indiana limited partnership
("Marina I"), which has a right to receive and develop initially approximately 140 acres of land in the vicinity of Geist Lake. Irving Materials, Inc.
("Irving") is the sole limited partner of Marina I.
Irving continues to mine and extract sand and gravel from the remaining property, and it contributes parcels of the land to Marina I when it has completed the extraction. In 1996, Irving increased its investments in Marina I with a contribution of land in section six in Cambridge. The Partnership is responsible for developing and selling the property for residential use.

       The Partnership, as general partner, and Irving, as limited partner, received $398,000 and $452,000, respectively, in distributions during 1996. Marina I received $151,000 from the Partnership in 1996 as its share of profit earned on homesites sold by the Partnership in Cambridge, section 5, that were partially owned by Marina I. Additionally, the Partnership recognized $461,000 in equity earnings from Marina I for the 17 homesites sold in Cambridge and other related activities in 1996. See "Investment Real
Estate -- Residential Development," above.

       Flatfork Creek Utility.  The Partnership and
Irving are each 50 percent shareholders of Flatfork
Creek Utility, Inc., an Indiana corporation (the
"Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer line to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in 1994. The first phase of the plant will serve approximately 430 homes. The Corporation is subject to certain regulations of the Indiana Utility Regulatory
Commission. The Corporation recorded a $185,000 net loss for 1996, of which the Partnership accounted for its 50% share of the Corporation's net loss against its investment in the Corporation. The Corporation expects operating losses for the next several years. The
Corporation has a $2,276,000 bank loan outstanding at December 31, 1996. The Partnership and Irving have each guaranteed the loan. In January 1997, the Partnership and Marina I contributed $197,000 and
$590,000, respectively, as advance payments for future utility hookups. The Corporation applied $700,000 from these advance payments against the outstanding bank loan in 1997.

       Dockside Cafe. The Partnership is a limited partner of Dockside Cafe L.P., an Indiana limited partnership ("Dockside Cafe"), which operates the Blue
Heron restaurant in Marina Village at Geist Lake and
Carrigan Crossing at Morse Lake. The Partnership received $37,000 in distributions from Dockside Cafe in 1996. The Partnership has leased the restaurants to Dockside Cafe, and recognized $239,000 in rental income in 1996.

Marina Operations

       The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately
1,200 boat docks, two public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October. The marinas charge rental fees for the use of their docks; ramp fees for the use of their launching ramps; and fees for boat storage. The marinas also sell boats, gasoline, boating accessories, boat docks, lifts, and boating supplies, and repair boats. The Partnership plans to spend approximately $470,000 in 1997 for construction of a new service building at the Geist Marina, which will include a boat sales area, an area for marine supplies and four service bays. The Partnership expects the service building to be finished for occupancy in early 1998.

       The operation of the marinas accounted for 41
percent of the Partnership's revenues in 1996, 30 percent in 1995, and 40 percent in 1994. The principal sources of revenues for the marinas are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, boat docks and lifts, food items and miscellaneous services.

       The operations of the marinas are affected by inclement weather, which tends to discourage boating and reduce revenues. Also, because Geist and Morse
Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous and reducing recreational use.

Recreational Facilities

       In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000 from The New Shorewood Limited Partnership ("Shorewood"), the successor to The Shorewood Corporation. The recreational facilities include a clubhouse and two separate pools located near Geist Lake. The
Partnership razed a pool in the fall of 1996 to prepare for the development of Sail Place, see "Investment Real
Estate - Residential Development" above.  The
Partnership plans to build a new pool near the clubhouse in 1997 for approximately $160,000 to replace the razed pool. The clubhouse is available for rental throughout the year. The operating season for the pools begins on the Memorial Day weekend and extends to the Labor Day weekend. The Partnership's residential developments have access to these recreational facilities, as do residents of Shorewood developments at Geist Lake.

Future Operations

       The Partnership's expectation for 1997, barring any substantial increase in interest rates, is for real estate sales to continue at about the same pace as in 1996. At the present time, the Partnership does not expect any significant variation in financial performance as compared to its results for 1996. The
General Partner expects that the Partnership will continue to: (1) sell investment real estate from time to time depending on market conditions and other factors; (2) pursue development activities, including the building of homes on the Partnership's real estate;
(3) seek to enhance the value of the Partnership's investment real estate by making certain improvements and by acquiring additional surrounding real estate;
(4) acquire additional real estate for
investment; and (5) operate the business of the marinas. See Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of
Operations."

Competition

       Investment Real Estate. Although there are numerous real estate properties in the Indianapolis metropolitan area available for development of homesites, there are only a limited number of water-oriented properties. The Partnership believes that, of those water-oriented properties that are or will be economically suitable for development of homesites, the Partnership's properties are among those with the greatest long-term development potential, primarily because of the character of the lakes to which the Partnership's properties are adjacent and the extent and types of development at such lakes. There are, however, water-oriented properties owned by other developers that are available for development of homesites that are equally desirable. There is a new residential project currently under development by a local developer at the north end of Geist Lake which will include approximately 300 homesites, of which approximately 30 to 40 will be waterfront homesites.
Competition in commercial development has become more significant due to the increased zoning of land for commercial use in the area of Geist Lake.

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

Employees

       The Partnership has 23 full-time employees (most of whom are primarily engaged in the operation of the marinas) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are four officers of the General
Partner, who are employees of the General Partner. Two of the four officers devote their full-time duties to activities of the General Partner and the Partnership.

Taxation Of Interests In Publicly Traded Partnerships

       The following discussion regarding the
Partnership's future income tax status as a partnership contains forward-looking statements. There can be no assurance as to the Partnership's ultimate course of action, and the General Partner can provide no assurance that the Partnership will continue to be treated as a partnership for federal income tax purposes.

       The Partnership is a publicly traded partnership
(PTP) under the definitions set forth in Internal
Revenue Code Section 7704. Section 7704 provides that a PTP will be treated by the Internal Revenue Service as a corporation, and thus be subject to double taxation instead of the usual "pass-through taxation" of a partnership, unless the PTP meets certain income requirements, which are discussed below. The
Partnership is not subject to these requirements until January 1, 1998 because it was a PTP at the time
Section 7704 was adopted and, therefore, was exempted from the application of Section 7704 through 1997 as long as it did not engage in a substantial new line of business.

       A PTP is treated as a corporation for federal income tax purposes unless 90 percent or more of the partnership's gross income for each tax year is "passive-type income." In general, income from the Partnership's real estate activities qualifies as passive-type income, while income from the operation of the two marinas and the recreational facilities and from the Partnership's interests in Flatfork Creek
Utility, Inc. and Dockside Cafe L.P. does not qualify as passive-type income. The General Partner believes that, unless actions are taken during 1997 to avoid this result, it is likely the Partnership will be taxed as a corporation commencing January 1, 1998 because it is expected that less than 90 percent of the Partnership's gross income will be passive-type income.

       The General Partner believes it is desirable to
continue to be treated as a partnership for federal
income tax purposes.  The General Partner has reviewed
the alternatives available to ensure the Partnership
will continue to be treated as a partnership for
federal income tax purposes and believes that the
Partnership has two principal alternatives:  (1)
dispose of assets that are generating income other than passive-type income, or (2) de-list from NASDAQ at the end of 1997 to avoid continuing to be classified as a PTP.

       The Partnership believes that the first
alternative would require, at the least, elimination of revenue from the marinas and from its investment in Dockside Cafe. The second alternative would require the Partnership to restrict trading in Limited Partner
Units in accordance with new regulations adopted by the Internal Revenue Service in late 1995. De-listing may have an impact on both the liquidity (ability to buy and sell quickly) and the value of the Limited Partner
Units, since the Partnership would have to observe the new regulations when transferring these units. The
Partnership would comply with these regulations by controlling transfers between buyers and sellers of Limited Partner Units. The Partnership would match buyers and sellers; in general, the regulations would restrict a transfer from being completed in less than approximately 45 days. The maximum number of units that could be transferred in any one year would be limited to 10 percent of the outstanding units. In the past, total trading for the year has generally not exceeded this 10 percent limitation, although it could cause potential problems in the future if a large holder desired to sell. There are exemptions to the 10 percent limit such as in the case of a repurchase by the Partnership.

       The General Partner has no preference between the alternatives discussed above. The General Partner intends to have the Limited Partners select their preference by vote. Therefore, it is the General
Partner's present plan (which is subject to change and reconsideration) to determine a value for the marinas using standard valuation methods by an independent outside appraiser. If this appraisal is satisfactory, the General Partner would offer to purchase the Limited

Partners' approximately 70 percent effective share of the marinas. The General Partner believes that it is important for the value of the Partnership's future real estate development that the marinas remain under the control of the General Partner. The details of the proposed transaction would be sent to Limited Partners with a ballot to vote for or against in the fall of 1997. The Limited Partners would also receive then a more complete discussion of the alternatives presented above. If the majority of the Limited Partners' vote for the sale of the marinas to the General Partner, it is intended that the transaction would be completed before year-end and that the cash from the sale would be distributed to the Limited Partners near year-end.
If the vote is against the sale of the marinas, the Partnership would proceed to de-list near the end of the year and comply with the Internal Revenue Service regulations to maintain partnership status for income tax purposes.

       The General Partner intends to continue to analyze these and other alternatives and to recommend a final course of action for the Partnership in mid-1997.

       The Internal Revenue Code also provides that the passive-loss rule of Section 469 is to be applied separately for the tax attribute items of each PTP, and that a partner's share of net income from a PTP will generally not be treated as income from the passive activity but rather as portfolio income. In general, under these separate application rules, the income from the Partnership may not offset losses from a partner's other passive activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     No matter was submitted to a vote of security holders of the Partnership in the fourth quarter of 1996.

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

                                  1995                    1996
                                  High          Low           High         Low
       Fiscal Quarter Ended       Bid           Bid           Bid          Bid

       March 31                   $24 1/4       $21           $31          $30
       June 30                    $24           22            $28          $28
       September 30               $24 1/2       23            $28          $27
       December 31                $31 1/2       23 1/2        $28          $28

       On March 21, 1997, the closing bid and asked prices of the Limited Partner Units were $28.00 bid and $33.50 asked, and there were approximately 546 record holders of Limited
Partner Units of the Partnership.

       On April 18, 1996, the Partnership made a cash distribution of $3.25 per unit. On April 17, 1995, the Partnership made a cash distribution of $2.00 per unit.
No other cash distributions were made during 1995 and 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data presented below for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, are derived from the financial statements of the Partnership, which have been audited by KPMG Peat
Marwick LLP, independent certified public accountants.
The financial statements for the years ended December
31, 1996, 1995, and 1994, and the auditors' report thereon, are included in Part II, Item 8.

                    (In thousands, except per unit or share amounts)
                                       Years Ended December 31,
Selected Statement of      1996    1995     1994    1993    1992
 Earnings Data:
 Homesite sales        $3,387  $4,992   $3,331  $2,061  $1,502
 Marina revenues        3,156   3,065    3,062   2,451   2,246
 Gain on land sales        40     498       67     229     -
 Equity in earnings of
   investee companies     386     920      693      45      (2)
 Other revenues           723     602      409     369     309
 Earnings before
  income taxes          3,034   4,391    2,705   1,739   1,002
 Net earnings           3,034   4,391    2,705   1,739   1,002
 Earnings per
  unit (1)               4.49    6.50     4.01    2.57    1.48
 Cash distribution
  per unit (1)           3.25    2.00     1.00     .85     .75

                                  As of December 31,
Selected Balance Sheet  1996    1995     1994    1993    1992
 Data:

 Total assets         $18,450 $17,691  $14,459 $12,449 $12,305
 Debt obligations         -       -        -       -       -
 Partners' equity      17,630  16,786   13,744  11,708  10,542

1. Earnings per unit for 1996 have been computed on the basis of 196,714 general partner units and 478,421 limited partner units outstanding from January 1, 1996 to June 30, 1996, and 201,188 general partner units and 473,947 limited partner units outstanding from July 1, 1996 to December
       31, 1996. The cash distribution per unit for 1996 and earnings per unit and cash distribution per unit for 1995 and 1994 have been computed on the basis of 196,714 general partner units and 478,421 limited partner units outstanding. Earnings per unit for 1993 have been computed on the basis of 179,949 general partner units and 495,186 limited partner units outstanding from January 1, 1993 to June 30, 1993, and 196,714 general partner units and 478,421 limited partner units outstanding from July 1, 1993 to December 31, 1993. The cash distribution per unit for 1993 and earnings per unit and cash distribution per unit for 1992, have been computed on the basis of 179,949 general partner units and 495,186 limited partner units outstanding.


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

General

       Net earnings decreased to $3,034,000 in 1996 compared to $4,391,000 in 1995. The decrease in net earnings was principally due to decreases in earnings from homesite sales, gains on sale of investment land, and the equity in earnings recognized from Marina I.
The Partnership's principal sources of revenue in 1996 were consistent with 1995, and included revenue from homesite sales, marina operations, equity in earnings of investee companies, and interest and rental income.

       In 1996, the Partnership's primary source of revenue was from homesite sales. Homesite sales revenue accounted for 44 percent of the Partnership's revenues for 1996, 50 percent for 1995, and 44 percent for 1994. The operation of the marinas accounted for 41 percent of the Partnership's revenues in 1996, 30 percent in 1995 and 40 percent in 1994. Gains on sale of investment land accounted for 1 percent of the Partnership's revenues for 1996, and 5 percent in 1995, and 1 percent in 1994.

       The Partnership's development or sales of investment real estate and residential homesites is affected by several factors such as economic conditions, interest rates, zoning, environmental regulation, availability of utilities, population growth in the area, and competition.

       The principal sources of revenues for the marinas are from the rental of boat docks, boat launching fees, boat sales, and service repair work. Revenues generated to a lesser extent are from winter boat storage, and the sale of gasoline, boating accessories, boat docks, lifts, food items and miscellaneous services. Most docks at the Morse Marina and Geist
Marina are rented for the April to October boating season. Annual dock rental payments are due prior to the beginning of the boating season with the result that the majority of cash is received during the first six months of the year; most expenses, however, occur during the peak boating months of the summer. Boat dock revenues are deferred when received and recognized as earned during the boating season. Winter boat storage generates revenues for the October to April storage season, and is recognized as earned during the storage season.

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

Liquidity and Capital Resources

     The General Partner of the Partnership believes that current funds and funds generated by homesite sales, marina operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 1997. On December 31, 1996, the Partnership had cash and cash equivalents, including short-term investments, of $4,591,000, and an investment in a U.S. Treasury note of $997,000. On
December 31, 1996, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 1997. During 1996, the Partnership expended approximately $1,165,000 for home and homesite development costs, and $778,000 for improvements on land held for investment. In addition, approximately $208,000 was spent for the Partnership's commercial properties, and $189,000 was expended for marina property and equipment.

       On a long-term basis, major sources of liquidity are expected to be revenues from marina operations, sales of homesites and investment land, distributions from investee companies, and if necessary, bank borrowings. The Partnership currently expects that funds from current reserves, operating cash flow, and normal short-term lines of credit will be sufficient to satisfy future capital needs.

Results of Operations

       1996 Compared to 1995.  Net earnings were
$3,034,000 for 1996 compared to $4,391,000 in 1995.

The decrease in net earnings of $1,357,000 was primarily due to a decrease in equity earnings from Marina I of $519,000, a decrease in gains on the sale of investment land of $458,000, and a decrease in homesite sales less related direct costs of $392,000.

       The Partnership sold 26 homesites in 1996, which compares to 44 homesites sold in 1995. There were four homesites sold in Bridgewater in 1996, the Partnership's first single-family homesites development. This compares with four homesites sold in Bridgewater in 1995. The Partnership sold 18 homesites from Cambridge in 1996, a single-family homesite project located at Geist Lake. This compares with 40 homesites sold in Cambridge in 1995. Homesite sales in Cambridge in 1996 were at a more sustainable level after a very good first year. The Partnership additionally sold four homesites in Morse Overlook in 1996, a newly completed single-family residential project located at Morse Lake. Earnings from homesite sales were $2,008,000 in 1996, which compares to $2,400,000 in 1995. There was an increase in net earnings per homesite sale in 1996 as a result of the sale of a premier homesite on the peninsula in Bridgewater, and the sale of a home in Cambridge that the Partnership had used as a sales office. In the fourth quarter of 1996, the Partnership reversed four homesite sales as a result of two insolvent builders.

       The Partnership is the general partner of Marina
I, which has developed 141 homesites in Cambridge.
Marina I sold 17 homesites in Cambridge in 1996, as compared to 31 homesite sales in 1995. Marina I reversed three homesite sales in the fourth quarter of 1996 due to two insolvent builders. Marina I received
$151,000 in 1996 from the Partnership's sale of homesites that were partially owned by Marina I.
Additionally, the Partnership recognized $461,000 in equity earnings from Marina I in 1996, compared to $980,000 recognized in equity earnings in 1995. The
Partnership received a distribution of $398,000 from Marina I in 1996. Most of the homesites owned directly by the Partnership in Cambridge have been sold so that future homesite sales will be from Marina I. The sales in Marina I are not reflected on the Sales line in the Partnership's Statement of Earnings, but the Partnership's share of net earnings is included on the Equity in Earnings line in the Statement of Earnings.

       In December 1996, the Partnership sold six acres of property that was not suitable for development at Geist Crossing for $44,000, which resulted in a gain of $40,000.

       Interest income increased to $428,000 in 1996 compared to $398,000 in 1995. This results from an increase in interest earned on homesites sold on contract by the Partnership in 1996.

       The recreational facilities net revenues were $92,000, an increase of $15,000 from the 1995 net revenues of $77,000.

       Net revenues from marina operations and boat sales were $873,000, an increase of $33,000 from 1995 net revenues of $840,000. This increase results from an increase in the rental of boat docks and the sale of boat docks and lifts, and is partially offset by the decrease in net revenues at the service departments.

       General and administrative expenses increased by $117,000 to $919,000 in 1996, compared to $802,000 in
1995. This increase primarily results from an increase in salaries and wages of $53,000, an increase of legal fees of $29,000, and an increase in management fee expense of $10,000.

       Flatfork Creek Utility, Inc. (the "Corporation") was formed to construct and operate a wastewater treatment plant and interceptor sewer line to service land primarily in the Cambridge development. The
Partnership recognized an equity loss from the Corporation in 1996 of $$90,000. The Partnership and
Irving Materials, Inc. are both guarantors of the Corporation's bank loan, of which $2,276,000 was outstanding at December 31, 1996.

       The Partnership is not a taxable entity, and consequently, there are no income taxes reflected in the statements of earnings.

       On July 1, 1996, certain shareholders of The
Marina II Corporation, the general partner, contributed limited partner units to the general partner or converted general partner units to limited partner units, resulting in a contribution of a net total 4,474 limited partner units to the general partner, thereby increasing general partner units. Earnings per unit have been computed on the basis of 196,714 general partner units and 478,421 limited partner units outstanding from January 1 through June 30, 1996, and
201,188 general partner units and 473,947 limited partner units outstanding from July 1 through December
31, 1996.

       On April 18, 1996, the Partnership made a cash distribution to the partners of record on April 4,

1996, of $3.25 per unit of partnership interest, for a total of $2,194,000.

       Partners' equity increased by $844,000 during 1996
to $17,630,000. The increase was primarily due to 1996 net earnings of $3,034,000, which were partially offset by the $3.25 per unit or $2,194,000 distribution to the partners.

       1995 Compared to 1994.  Net earnings were
$4,391,000 for 1995, as compared to $2,705,000  in
1994. The increase of net earnings of $1,686,000 was principally due to an increase in homesite sales less related direct costs of $787,000, an increase from gains on sales of investment land of $432,000, and an increase in equity earnings from Marina I of $255,000.


       The Partnership sold four homesites from Bridgewater and 40 homesites from Cambridge in 1995.
The Partnership completed development of 65 homesites in the fifth section of Cambridge. Of the 40 homesites sold in Cambridge in 1995, 31 homesites were from the newly completed fifth section. The Partnership paid
$884,000 to Marina I in 1995 for Marina I's share of profit earned on homesites sold in the fifth section of Cambridge by the Partnership where the land was partially owned by Marina I. The 44 homesites sold in 1995 compares to 33 homesites sold by the Partnership in 1994, five of which were from Bridgewater and 28 of which were from Cambridge. Earnings from homesite sales were $2,400,000 in 1995, compared to $1,613,000 in 1994. The increase in net earnings per homesite sale in 1995 results from an increase in the number of waterfront homesites sold.

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

       The Partnership recognized an equity loss from Flatfork Creek Utility, Inc., (the "Corporation") in
1995 of $56,000.

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

       From time to time, the Partnership may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, development activities and similar matters. The
Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.
In order to comply with the terms of the safe harbor, the Partnership notes that a variety of factors could cause the Partnership's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Partnership's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Partnership's business include the following: (i) the risk of adverse changes in the future level of demand for real estate by the Partnership's customers and prospective customers caused by regional or real estate-specific economic downturns, (ii) the potential for adverse changes in federal income tax laws or regulations that might prevent the Partnership from continuing to be taxed as a partnership for income tax purposes, and (iii) other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following are the financial statements of the Partnership and The Marina I L.P. for the years ended
December 31, 1996, 1995, and 1994, and the independent auditors' report thereon. A list of the reports and financial statements appears in response to Item 14 of this report:

Independent Auditors' Report


The Partners
The Marina Limited Partnership:

We have audited the accompanying balance sheets of The
Marina Limited Partnership as of December 31, 1996 and
1995, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP
Indianapolis, Indiana
February 24, 1997

                             THE MARINA LIMITED PARTNERSHIP

                                     Balance Sheets

                               December 31, 1996 and 1995

                                                 1996          1995

       Assets

Cash and cash equivalents                 $   4,591,103     5,307,824
Investment in U.S. Treasury note                996,875     --
Receivables from homesite sales               1,460,990     1,928,269
Other receivables and assets                    612,229       621,232

Homes and homesites available for sale        2,107,566     1,832,111
Land and land improvements (note 3)           1,537,940       777,334

Marina property and
  equipment, net (note 2)                     2,080,772     2,079,206
Recreational facilities, net (note 2)           362,461       421,491
Commercial properties, net (note 2)           2,562,076     2,534,875

Other investments (note 4):
       Marina I                               1,931,943     1,870,668
       Dockside Cafe                            205,651       228,587
       Flatfork Creek Utility                    ---           89,704
                                           ------------    ----------
                                           $ 18,449,606    17,691,301
                                           ============    ==========
       Liabilities and Partners' Equity

Accounts payable                                383,372       366,302
Construction costs payable                      128,014        79,931
Accrued bonuses                                  56,305        83,087
Deferred revenues and sale deposits             137,223       128,073
Amount payable to Flatfork Creek
  Utility (note 1)                              107,778       235,200
Amount payable as trustee (note 1)                7,265        13,092
                                                -------       -------
                                                819,957       905,685
                                                -------       -------

Partners' equity:
       General partner -                      5,270,017     4,907,830
         201,188 and 196,714 units
       Limited partners -                    12,359,632    11,877,786
         473,947 and 478,421 units
                                             ----------    ----------
       Total partners' equity                17,629,649    16,785,616
                                             ----------    ----------
                                           $ 18,449,606    17,691,301


See accompanying notes to financial statements.

                                    THE MARINA LIMITED PARTNERSHIP

                                        Statements of Earnings

                             Years ended December 31, 1996, 1995 and 1994

                                                       1996          1995          1994

Revenues:
    Homesite sales                                 $ 3,386,508     4,992,000    3,331,173
    Marina operations                                3,156,123     3,064,744    3,061,636
    Equity in earnings of investee companies
       (notes 4 and 5)                                 386,089       919,835      693,320
    Interest income                                    428,338       398,497      219,745
    Rental income, net (note 6)                        202,504       127,231      189,598
    Recreational facilities, net                        91,754        76,681       ---
    Gain on sales of land held for investment (note 3)     39,981     498,373      66,814
                                                     ---------    ----------    ---------
                                                     7,691,297    10,077,361    7,562,286
                                                     ---------    ----------    ---------
Expenses:
    Cost of homesites sold and related expenses      1,378,868     2,591,991    1,717,834
    Marina operations                                2,282,929     2,225,179    2,292,896
    General and administrative                         919,277       802,335      786,649
    Management fees paid to general partner (note 1)     76,515       66,420       60,075
                                                     ---------     ---------    ---------
                                                     4,657,589     5,685,925    4,857,454
                                                     ---------     ---------    ---------
           Net earnings                              3,033,708     4,391,436    2,704,832

Net earnings attributable to general partner           894,471     1,279,532      788,107

Net earnings attributable to limited partners      $ 2,139,237     3,111,904    1,916,725
                                                   ===========     =========    =========

Weighted average number of limited
    partner units outstanding                          476,184       478,421      478,421
                                                   ===========     =========     ========

Net earnings per limited partner unit          $          4.49           6.50         4.01
                                                   ===========     =========     ========

See accompanying notes to financial statements.

                                    THE MARINA LIMITED PARTNERSHIP

                                    Statements of Partners' Equity

                             Years ended December 31, 1996, 1995 and 1994


                                                  General         Limited         Total
                                                 partner's       partners'      partners'
                                                  equity          equity         equity

Balance December 31, 1993                     $ 3,428,413        8,279,751     11,708,164

    Distributions to partners
     ($1.00 per unit)                           (196,714)        (478,421)      (675,135)
    Utility refunds (note 1)                        1,920            4,669          6,589
    Net earnings                                  788,107        1,916,725      2,704,832
                                                  -------        ---------      ---------

Balance December 31, 1994                       4,021,726        9,722,724     13,744,450

    Distributions to partners
    ($2.00 per unit)                            (393,428)        (956,842)    (1,350,270)
    Net earnings                                1,279,532        3,111,904      4,391,436
                                                ---------        ---------     ----------

Balance December 31, 1995                       4,907,830       11,877,786     16,785,616

    Distributions to partners
     ($3.25 per unit)                           (639,321)      (1,554,868)    (2,194,189)
    Exchange of 4,474 units, net                  105,721        (105,721)        ---
    Utility refunds                                 1,316            3,198          4,514
    Net earnings                                  894,471        2,139,237      3,033,708
                                                 --------        ---------      ---------

Balance December 31, 1996                     $ 5,270,017       12,359,632     17,629,649
                                              ===========       ==========     ==========


See accompanying notes to financial statements.

                                    THE MARINA LIMITED PARTNERSHIP

                                       Statements of Cash Flows

                             Years ended December 31, 1996, 1995 and 1994


                                                          1996         1995        1994

Cash flows from operating activities:
   Net earnings                                      $ 3,033,708    4,391,436   2,704,832
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
     Depreciation of properties                          384,128      279,747     241,609
     Equity in earnings of investee companies          (386,089)    (919,835)   (693,320)
     Collection of receivables relating to
       prior years' homesite sales                     1,054,228      539,734     566,876
     Receivables on current year's homesite sales      (586,949)  (1,680,536)   (541,459)
     Gain on sales of land held for investment          (39,981)    (498,373)    (66,814)
     Homes and homesite development costs            (1,164,570)  (2,537,941) (1,012,666)
     Cost of homesites sold                            1,001,458    2,221,466   1,451,807
     Change in operating assets and liabilities        (116,480)      311,407    (83,615)
                                                      ----------   ----------  ----------
        Net cash provided by operating activities      3,179,453    2,107,105   2,567,250
                                                      ----------   ----------  ----------

Cash flows from investing activities:
   Investment in Marina I, net of distributions
     received                                            397,630      810,200    (50,000)
   Investment in Dockside Cafe, net of
     distributions received                               37,324       46,000   (144,000)
   Additions to marina property and equipment          (189,402)    (688,621)    (83,945)
   Additions to recreational facilities                  (8,295)    (432,653)     ---
   Cost of commercial properties                       (207,534)  (1,121,341)   (468,535)
   Land and land development costs                     (777,770)    (593,132)   (240,174)
   Proceeds from sales of land held for investment        44,250    2,278,000     359,293
   Purchase of U.S. Treasury note                      (996,875)       ---        ---
        Net cash provided (used) by
          investing activities                       (1,700,672)      298,453   (627,361)
                                                     -----------   ----------  ----------

Cash flows from financing activities:
   Distributions to partners                         (2,194,189)  (1,350,270)   (675,135)
   Utility refunds received                                4,514      ---           6,589
   Amount payable as trustee                             (5,827)     (13,963)           877
                                                     -----------  -----------   ---------
        Net cash used in financing activities        (2,195,502)  (1,364,233)   (667,669)
                                                     -----------  -----------   ---------

        Net increase (decrease) in cash
           and cash equivalents                        (716,721)    1,041,325   1,272,220

Cash and cash equivalents at beginning of year         5,307,824    4,266,499   2,994,279
                                                      ----------   ----------  ----------

Cash and cash equivalents at end of year             $ 4,591,103    5,307,824   4,266,499
                                                     ===========    =========   =========


See accompanying notes to financial statements.

                      THE MARINA LIMITED PARTNERSHIP

                       Notes to Financial Statements

                     December 31, 1996, 1995 and 1994

(1)    Summary of Significant Accounting Policies

       General

The Marina Limited Partnership (the Partnership) became a publicly traded limited partnership on December 30, 1986. The limited partnership units are registered securities and currently represent approximately 70 percent of the total Partnership units. The remaining units are owned by Marina II Corporation, the general partner, which has the authority to manage the affairs of the Partnership. The economic interests in the Partnership represented by general partner units and limited partner units are identical. The general partner receives management fees equal to three percent of the Partnership's gross margin on marina operations, rental income and recreational facilities.

The majority of the Partnership's activities and operations are located in the Geist Lake area northeast of Indianapolis, Indiana and in the Morse Lake area north of Indianapolis. Its primary activities are the development of homesites for sale and marina operations at Geist and Morse Lakes.

Cash and Cash Equivalents

Cash and cash equivalents include cash balances, certificates of deposit with maturities of less than three months, and U.S. Treasury bills with maturities of less than twelve months.

The Partnership maintains a separate accounting of unclaimed limited partner unit distributions.

Home and Homesites Available for Sale

Properties available for sale are carried at the lower of cost or estimated net realizable value. Properties are classified as available for sale when marketing of the properties for sale is authorized by management.

       Sales of residential homesites are for cash, on contract, or include purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second year and 12% thereafter. The portion of the sales price which may be refundable under builder programs is deferred until the refund period expires.
Costs of homesites sold are determined by the relative sales value of the homesite to the total project.

At the time a lot is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. for the cost of certain utility hook-up charges which is included in cost of sales.

Land and Land Improvements

Costs directly related to bringing land to a fully-improved saleable condition are capitalized. These costs include construction, excavation, engineering and other direct costs incurred during the improvement period. Land and land improvement costs are allocated to land sales and homesite projects using the relative sales value and the specific identification methods.

Marina Property and Equipment and Recreational
Facilities

Marina property and equipment and recreational facilities are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Since the recreational facilities are only incidental minor operations, the results are shown on a net basis in the statement of earnings.

Commercial Properties

Commercial properties represent developed restaurant and retail properties including the related development and construction costs. Completed properties are depreciated using the straight-line method based on their estimated useful lives. Since the retail properties are only incidental minor operations, the results are shown on a net basis in the statement of earnings.

Other Investments

The equity method is used to account for the Partnership's 50% general partner investment in The
Marina I L.P. (Marina I), its 40% limited partner investment in Dockside Cafe, L.P. (Dockside Cafe), and its 50% corporate investment in Flatfork Creek Utility, Inc. The Partnership's share of the net earnings and losses of these businesses is included currently in earnings. In 1991, the Partnership increased its investment in Marina I for its share of costs incurred for work performed by the limited partner. The limited partner separately accounted for its share of these costs.

Utility Refunds

When the Partnership's predecessor was formed in April
1982, it acquired rights under utility refund agreements which were not recorded at that time as future receipts could not be estimated. As such, utility refunds are recorded as capital contributions when received.

Rental Income

All leases are classified as operating leases, and minimum rents are recognized monthly based on the terms of the lease. Percentage rents are recognized monthly based on reported sales.

Financial Instruments

The carrying amounts of the receivables approximate their fair value because the interest rates are at market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

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

Effective January 1, 1996, the Partnership adopted
Statement of Financial Accounting Standard No. 121,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Adopting this standard did not have an impact on the 1996 financial statements. The Partnership evaluates all of its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Income Taxes

As a partnership, the allocated share of income or loss of the Partnership is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements. The tax basis of assets and liabilities exceeds the book basis by $507,000 at December 31, 1996.

(2)    Property and Equipment

Marina property and equipment consist of land, land improvements, marina facilities, boat docks, and equipment used in the marina operations located on Morse and Geist Lakes. At December 31, marina property and equipment consisted of the following:



                                            1996                1995

Land and land improvements               $ 1,154,047         1,123,763
Marina buildings and equipment             3,516,290         3,359,438
                                         -----------         ---------
                                           4,670,337         4,483,201
Accumulated depreciation                   2,589,565         2,403,995
                                         -----------         ---------
                                         $ 2,080,772         2,079,206
                                         ===========         ==========

Recreational facilities consist of land, buildings and related furnishings used in recreational facilities adjacent to homesite developments at Geist Lake.
Residents of the developments pay a fee for the use of the facilities which were purchased by the Partnership in 1995. At December 31, recreational facilities consisted of the following:

                                            1996         1995
Land                                      55,000       65,000
Building and fixtures                    339,463      367,653
                                         394,463      432,653
Accumulated depreciation                  32,002       11,162

                                       $ 362,461      421,491

Commercial properties represent various retail buildings which are held for investment and generally leased under short-term arrangements. At December 31, the properties consisted of the following:

                                            1996         1995

Buildings                            $ 2,998,004    2,795,586
Accumulated depreciation                 435,928      260,711
                                     -----------    ---------

                                     $ 2,562,076    2,534,875
                                     ===========    =========

(3)    Land and Land Improvements

At December 31, land and land improvements consisted of the following:



                                            1996         1995

Unimproved land and residential
   land under development           $    945,372      236,886
Commercial sites under
   development                           592,568      540,448
                                    ------------      -------

                                     $ 1,537,940      777,334
                                     ===========      =======

In 1996, the Partnership sold six acres of a commercial site under development to an unrelated party for $44,250 in cash, which resulted in a gain of $39,981.

In 1995, the Partnership sold 8.3 acres of commercial sites under development to unrelated parties for $2,278,000 in cash, which resulted in gains of $498,373.

In 1994, the Partnership sold 1.5 acres of a commercial site under development to an unrelated party for $380,000 in cash, which resulted in a gain of $56,814.
Also in 1994, a gain of $10,000 was recognized when a potential buyer forfeited a land deposit.

(4)    Other Investments

Marina I

The Partnership is a general partner with Irving
Materials, Inc. as limited partner for the development of certain land near Geist Lake. The Partnership increased its investment in 1994 with net cash contributions of $60,000 and a contribution of land of $427,296. The Partnership's equity in the earnings of Marina I amounted to $461,405 in 1996, $979,957 in
1995, and $724,499 in 1994.

The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 1996 and 1995 and for the years then ended:


Cash and cash equivalents               $    847          840
Home and homesites available for sale and
  land and land improvements               3,071        2,484
Receivables from homesite sales              289          653
Other assets                                   3          103
Liabilities                                (145)        (188)

Partners equity                          $ 4,065        3,892

Homesite sales and other revenues          1,444        3,035
Cost of homesites sold and expenses          579        1,135

Net earnings                            $    865        1,900


Marina pays various operational costs incurred for Marina I, which are reimbursed by Marina I based on its actual costs.

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

To date, the only customers of Flatfork Creek Utility, Inc. are the Partnership, Marina I and the resident homeowners of homesites developed by the Partnership and Marina I. In January 1997, the Partnership and
Marina I paid $196,812 and $590,436, respectively, as advance payments for future utility hook-ups.

The Partnership, along with Irving Materials, Inc., are both guarantors of the Corporation's $2,500,000 loan, of which $2,275,929 was outstanding at December 31, 1996.

(5)    Notes Payable to Bank

The Partnership has a $2,000,000 unsecured line of credit which matures July 1, 1997 and bears interest at the bank's prime rate. There were no borrowings on the line of credit through December 31, 1996.

(6)    Rental Income

In April 1993, the Partnership completed construction of a restaurant facility at the Geist Lake Marina. The facility is leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $7,451 plus a percentage of sales over stated bases. Overage rents of $90,016, $94,233 and $92,871 for 1996, 1995 and 1994 sales, respectively, are included in rental income.

In June 1994, the Partnership completed construction of a restaurant facility at Morse Lake Marina which is also leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $5,000 plus a percentage of sales over stated bases. No overage rents were paid in 1996, 1995 or 1994.

During 1995, the Partnership began operating a 20,000 square foot retail and office development known as Marina Village. Included in rental income in 1996 is $149,733 from the retail tenants. At December 31, 1996, occupancy was 80%. In addition to minimum rent, the leases require reimbursements of specified operational expenses.

The Partnership also leases certain buildings and real estate under short-term operating leases. Rental income includes $6,250, $16,933 and $16,167 in 1996,
1995 and 1994, respectively, relating to these leases.

The minimum rent payments due under operating leases in effect at December 31, 1996 are summarized as follows:

                                                            Marina
                                             Restaurants    Village      Total

              1997                          $ 149,400     189,100      338,500
              1998                            149,400     193,900      343,300
              1999                            149,400     196,700      346,100
              2000                            149,400     157,500      306,900
              2001                             12,500      20,200       32,700
              Subsequent to 2001                ---         ---          ---

                                            $ 610,100     757,400    1,367,500
                                            =========     =======    =========

(7)   Segment Information

The Partnership is engaged in two primary business segments, the development and sale of homesites and marina operations at Geist and Morse Lakes. Summarized financial information by business segment for 1996, 1995 and 1994 is as follows (in thousands):


                                                                1996      1995      1994
           Revenues:
              Homesite sales                                  $ 3,387     4,992    3,331
              Equity in earnings of homesite investee company     461       980      724
              Marina operations                                 3,156     3,065    3,062
              Other                                               687     1,040      445
                                                              -------    ------    -----

                                                              $ 7,691    10,077    7,562
                                                              =======    ======    =====
           Operating income:
              Homesite sales, including equity in earnings
                  of homesite investee company                  2,469     3,380    2,337
              Marina operations                                   873       840      769
              Other                                               688     1,040      445
              Corporate                                         (996)     (869)    (847)
                                                              -------     -----    -----

                                                              $ 3,034     4,391    2,704
                                                              =======     =====    =====

           Depreciation expenses:
              Homesite sales                                        4         2      --
              Marina operations                                   163       142      164
              Other                                               217       136       78
                                                                 ----      ----     ----

                                                             $    384       280      242
                                                             ========      ====     ====


Independent Auditors' Report


The Partners
The Marina I L. P.:

We have audited the accompanying balance sheets of The
Marina I L. P. as of December 31, 1996 and 1995, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina I L. P. as of December
31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP
Indianapolis, Indiana
February 24, 1997

                                          THE MARINA I L. P.

                                            Balance Sheets

                                      December 31, 1996 and 1995


                                                                      1996         1995

    Assets
Cash and cash equivalents                                       $    847,197      840,220
Receivables from homesite sales                                      288,756      652,539
Other receivables and assets                                           3,452      103,457

Homes and homesites available for sale                             2,020,953    2,085,079
Land and land improvements                                         1,049,568      399,136
                                                                 -----------   ----------

                                                                 $ 4,209,926    4,080,431
                                                                 ===========   ==========

    Liabilities and Partners' Equity

Accounts payable                                                      84,188       70,753
Deferred revenues and sale deposits                                   20,000       44,400
Amount payable to Flatfork Creek Utility                              40,438       73,180
                                                                 -----------   ----------
                                                                     144,626      188,333
                                                                 -----------   ----------
Partners' equity:
    General partner                                                1,884,443    1,820,668
    Limited partner                                                2,180,857    2,071,430
                                                                 -----------   ----------
           Total partners' equity                                  4,065,300    3,892,098
                                                                 -----------   ----------

                                                                 $ 4,209,926    4,080,431
                                                                 ===========   ==========


See accompanying notes to financial statements.


                                          THE MARINA I L. P.

                                        Statements of Earnings

                             Years ended December 31, 1996, 1995 and 1994




                                            1996          1995         1994

Revenues:
Homesite sales                       $ 1,363,884     2,946,813    2,478,813
Interest income                           80,069        88,530       24,517
                                       ---------     ---------    ---------
                                       1,443,953     3,035,343    2,503,330
                                       ---------     ---------    ---------

Expenses:
Cost of homesites sold and related       569,181     1,133,518      966,582
 expenses
General and administrative                 9,599         1,976        9,271
                                         -------     ---------      -------
                                         578,780     1,135,494      975,853
                                         -------     ---------      -------

        Net earnings                     865,173     1,899,849    1,527,477

Net earnings attributable to             461,405       979,957      724,499
 general partner                         -------     ---------     --------

Net earnings attributable to        $    403,768       919,892      802,978
 limited partner                         =======       =======      =======


See accompanying notes to financial statements.

                                          THE MARINA I L. P.

                                    Statements of Partners' Equity

                             Years ended December 31, 1996, 1995 and 1994


                                                      General       Limited       Total
                                                     partner's     partner's    partners'
                                                      equity        equity       equity

Balance December 31, 1993                         $    449,116      449,115      898,231

    Distributions to partners                        (400,000)    (400,000)    (800,000)
    Contributions by partners:
       Land                                            427,296      504,284      931,580
       Cash                                            450,000      450,000      900,000
    Net earnings                                       724,499      802,978    1,527,477
                                                     ---------    ---------    ---------

Balance December 31, 1994                            1,650,911    1,806,377    3,457,288

    Distributions to partners                        (810,200)    (789,800)  (1,600,000)
    Contributions by partners:
       Land                                           --            134,961      134,961
    Net earnings                                       979,957      919,892    1,899,849
                                                     ---------    ---------    ---------

Balance December 31, 1995                            1,820,668    2,071,430    3,892,098

    Distributions to partners                        (397,630)    (452,370)    (850,000)
    Contributions by partners:
       Land                                           --            158,029      158,029
    Net earnings                                       461,405      403,768      865,173
                                                     ---------    ---------    ---------

Balance December 31, 1996                          $ 1,884,443    2,180,857    4,065,300
                                                   ===========    =========    =========


See accompanying notes to financial statements.
/TABLE

                                          THE MARINA I L. P.

Statements of Cash Flows

Years ended December 31, 1996, 1995 and 1994


                                                          1996         1995        1994

Cash flows from operating activities:
   Net earnings                                     $    865,173    1,899,849   1,527,477
   Adjustments to reconcile net earnings to
     net cash provided (used) by operating
     activities:
     Collection on receivables relating to
       prior years' homesite sales                       489,198      351,398      ---
     Receivables on current year's homesite sales      (125,415)    (448,877)   (555,060)
     Homes and homesite development costs              (361,520)    (394,447) (1,736,665)
     Cost of homesites sold                              425,646      999,480     847,340
     Change in operating assets and liabilities           56,298        7,588   (133,709)
                                                       ---------    ---------   ---------
        Net cash provided (used) by operating
          activities                                   1,349,380    2,414,991    (50,617)
                                                       ---------    ---------    --------

Cash flows from investing activities:
   Land and land development costs                     (492,403)     (32,699)   (366,437)
                                                       ---------     --------   ---------
        Net cash used by investing activities          (492,403)     (32,699)   (366,437)
                                                       ---------     --------   ---------

Cash flows from financing activities:
   Distributions to partners                           (850,000)  (1,600,000)   (800,000)
   Contributions by partners                              ---         ---         900,000
                                                       ---------   ----------   ---------
        Net cash provided (used) by financing
          activities                                   (850,000)  (1,600,000)     100,000
                                                       ---------   ----------   ---------

        Net increase (decrease) in cash
           and cash equivalents                            6,977      782,292   (317,054)

Cash and cash equivalents at beginning of year           840,220       57,928     374,982
                                                        --------     --------    --------

Cash and cash equivalents at end of year            $    847,197      840,220      57,928
                                                    ============      =======    ========

See accompanying notes to financial statements.

                            THE MARINA I L. P.

                       Notes to Financial Statements

                     December 31, 1996, 1995 and 1994


Summary of Significant Accounting Policies

General

The Marina I L. P. (Marina I) was formed to develop residential homesite land near Geist Lake northeast of Indianapolis, Indiana. The general partner is The
Marina Limited Partnership (TMLP) and the limited partner is Irving Materials, Inc. (Irving). Each partner owns a 50% interest. Marina I is managed by Marina II, the general partner of TMLP. Certain expenses and costs incurred by Marina I are paid by TMLP and then reimbursed by Marina I based on actual or allocated amounts.

Contributions of land by the limited partner are valued at amounts agreed upon by the partners which approximate the partners' tax basis in the land.
Earnings and distributions are allocated as follows:

- For earnings from homesite sales on land contributed by Irving, Irving is first allocated an amount equal to 20% of the gross sales price less its tax basis in the land contributed, and TMLP is allocated 5% of the gross sales price. Any remaining earnings are allocated 40% to Irving and 60% to TMLP.

- For earnings from all other homesite sales, TMLP is first allocated a "management fee" based on profits from the homesite sales, with the remainder allocated 50% to each partner.

Cash and Cash Equivalents

Cash and cash equivalents include cash balances and certificates of deposit with maturities of less than three months.

Homes and Homesites Available for Sale

Properties available for sale are carried at the lower of cost or estimated net realizable value. Properties are classified as available for sale when marketing of the properties for sale is authorized by management.

Sales of residential homesites are for cash, on contract, or include purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second and 12% thereafter. The portion of the sales price which may be refundable under builder programs is deferred until the refund period expires.
Costs of homesites sold are determined by the relative sales value of the homesite to the total project.

At the time a lot is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. (whose partners are also TMLP and IMI) for the cost of certain utility hook-up charges which is included in cost of sales. In January 1997, Marina I paid $590,436 to
Flatfork Creek Utility, Inc. as advance payments for future utility hook-ups.

Land and Land Improvements

Costs directly related to bringing land to a fully-improved saleable condition are capitalized. These costs include construction, excavation, engineering and other direct costs incurred during the improvement period. These costs are allocated to land sales and homesite projects using the relative sales value and the specific identification methods.

Financial Instruments

The carrying amounts of the receivables approximate their fair value because the interest rates are at market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

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

Effective January 1, 1996, the Partnership adopted
Statement of Financial Accounting Standard No. 121,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Adopting this standard did not have an impact on the 1996 financial statements. The Partnership evaluates all of its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Income Taxes

As a partnership, the allocated share of income or loss of Marina I is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in these financial statements.

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

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

               The following table presents certain
information regarding the Directors and executive officers of the General Partner. Each person listed is a Director of the General Partner except for the Treasurer. Messrs. Rosenberg, Woolling and Ms. Shriner are the executive officers of the General Partner.
Unless otherwise indicated in a footnote, the principal occupation of each Director or executive officer has been the same for the last five years.

 Date

                                                                    Year of
Name                              Principal Occupation              Birth

Patrick J. Bruggeman              President, American Steel         1948
                                  Investment Corporation, Ft.
                                  Wayne, Indiana  (manufacturer
                                  of wire rope)

Lawrence L. Buell                 Certified Public Accountant and    1934
                                  Member, Indiana House
                                  of Representatives (1)

Stanley E. Hunt                   Retired (2)                        1930

Allen E. Rosenberg                President of the General           1935
                                  Partner (3)

John L. Woolling                  Vice President and Secretary       1923
                                  of the General Partner;
                                  Attorney, Zionsville, Indiana (4)

Jane E. Nold Shriner              Vice President, Treasurer, and     1960
                                  Assistant Secretary of the
                                  General Partner (5)

1.                         Mr. Buell was Executive Director
                           of the Health and Hospital
                           Corporation of Marion County from
                           January 1984 to February 1994 and
                           its Treasurer from February 1994
                           to January 1995.
2. Mr. Hunt was President of The Shorewood Corporation from 1977 through December 1994.

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

4.                         Mr. Woolling became Vice President
                           and Secretary of the Company in
                           1984.

5. Ms. Shriner became Vice President of the General Partner in June 1994, and Treasurer and Assistant Secretary of the General Partner in June 1989.

     All Directors serve annual terms until their successors are elected and have qualified. The
Directors are elected by the shareholders of the General Partner. Mr. Rosenberg has served as a Director of the Company or General Partner since 1982.
All other Directors, except Mr. Hunt, were elected in 1984. All officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers and Directors of the General Partner.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

      The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed
$100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 1996, 1995, and 1994.

                               SUMMARY COMPENSATION TABLE

Name and
Principal Position       Year        Salary      Bonus

Allen E. Rosenberg
President,               1996       $199,653      $187,992
Director of the          1995        174,462       202,525
General Partner          1994        146,866       173,275

Each Director except Mr. Rosenberg receives a fee of $5,000 per year, plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings. Mr. Hunt declined a Director's fee for 1996.

Rosenberg Bonus Plan

     Three percent of the proceeds or other revenues from sales of the Partnership's investment land have been paid to Mr. Rosenberg for his stewardship of the Partnership's land. Mr. Rosenberg received a cash bonus of $1,328 from the December 1996 sale of the Partnership's land. Mr. Rosenberg additionally received cash bonuses from the following sales of the Partnership's land: $20,250 from the January 1995 sale, $6,000 from the February 1995 sale, $24,090 from the March 1995 sale, $18,000 from the May 1995 sale, and $11,400 from the August 1994 sale. These amounts represent approximately three percent of the sale proceeds. In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual lot sales and five percent of the Partnership's share of the income from The Marina I
L.P. are paid to Mr. Rosenberg. A bonus of $9,128 was paid to Mr. Rosenberg in March 1997, and $123,000 was paid in December 1996, based on the 1996 lot sales and income recognized by Marina I. A bonus of $64,992 was paid to Mr. Rosenberg in March 1996, and $112,000 was paid in December 1995, based on the 1995 lot sales and income recognized by Marina I. A bonus of $22,185 was paid to Mr. Rosenberg in February 1995, and $100,000 was paid in December 1994 based on the 1994 lot sales and income recognized by Marina I.

Management Fees Paid to the General Partner

     In addition to bonuses that may be paid from the proceeds or other revenues from sales of the Partnership's land (see "Rosenberg Bonus Plan," above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $77,000 in 1996, which is equal to three percent of the Partnership's gross margin on marina operations, recreational facilities, and rental income. The management fee is not paid upon revenues from land sales and investment income.

Section 16(a) Compliance

     Based solely upon (a) review of statements on Forms 3, 4 and 5 (and amendments thereto) filed by persons who were, at any time during 1996, a director or officer of the Company or a beneficial owner of greater than ten percent of the Company's shares, and
(b) certain written representations received by the Company from such persons that no Form 5 is required, the Company is not aware of any such person who failed to file, on a timely basis, reports required by Section
16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year or prior fiscal years.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

     The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 21, 1997.

                                   Number of         Percent
                                                Limited Partner Units
of
           Name                Beneficially Owned     Class

Patrick J. Bruggeman                 9,300             2.0%

Allen E. Rosenberg                   1,000(1)           .2%

All Directors and Officers
  of the General Partner
  as a group (7 persons)            16,676(2)           3.3%


1.                         Includes 1,000 Units owned by Mr.
                           Rosenberg's
                           wife.

2.                         Includes 7,376 Units owned by or
                           with spouses or others.  Also
                           includes Units described in the
                           above note.

                           The Partnership has concluded that
Limited Partner Units do not constitute voting securities. Therefore, the Partnership does not report information on the number of Limited Partner Units beneficially owned by persons owning more than five percent of the Limited Partner Units.

     Upon the reorganization of the Company into the Partnership in 1986, five of the seven members of the Board of Directors of the Company (the "Continuing
Directors") received all the General Partner Units in the Partnership. See "General" under Item 1. The
Partnership disclaims that the General Partner Units are securities. General Partner Units are vested with authority to manage the affairs of the Partnership. In exchange for the General Partner Units that they received in the reorganization, the Continuing
Directors became the sole shareholders of the General
Partner. The General Partner owns a 29.8 percent interest in the profits, losses, capital, and distributions of the Partnership, which percentage is equal to the percentage of the Common Stock of the Company owned directly by the Continuing Directors at the time the Company was reorganized into the Partnership plus the net limited partner units subsequently acquired and converted into general partner units.

     The General Partner approved, effective June 30,
1996, the following transactions: (i) the conversion of General Partner Units attributable to shares of the General Partner that were owned by the estate of a former shareholder into 3,400 Limited Partner Units, and (ii) the conversion of 7,874 Limited Partner Units held by shareholders of the General Partner into General Partner Units and the contribution by such shareholders of the units to the General Partner in return for shares of common stock of the General
Partner. These transactions decreased the number of Limited Partner Units by 4,474 units, to 473,947 units, and increased the number of General Partner Units to 201,188 units.


     Four of the Continuing Directors, in addition to Mr. Hunt, are the current members of Board of Directors of the General Partner. The Directors of the General
Partner manage and control the overall business and affairs of the General Partner and, consequently, those of the Partnership. The Directors of the General
Partner are elected by the shareholders of the General

Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners.
Allen E. Rosenberg owns approximately 49.6 percent of the shares of the General Partner, and Mr. Rosenberg's three children own approximately 14.9 percent of the shares of the General Partner. The remaining shares of the General Partner are owned by Patrick J. Bruggeman, who owns 22.0 percent, John L. Woolling, who owns 9.2 percent, Stanley E. Hunt, who owns 3.3 percent, and Lawrence L. Buell, who owns 1.0 percent.

     Upon the withdrawal or removal of the General
Partner, its participation in the General Partner Units will cease. Thereafter, the General Partner Units owned by the withdrawn or removed General Partner will change to Limited Partner Units.

Changes in Control

     The Shareholders' Agreement (the "Shareholders'
Agreement") dated December 2, 1986, among the shareholders of the General Partner, prescribes certain procedures for the sale or other transfer of shares of the General Partner and for the voting of certain shares, the operation of which may at a subsequent date result in a change of control of the General Partner and, consequently, a change of control of the Partnership. The Shareholders' Agreement is attached as an exhibit to the Partnership's 1993 Annual Report on Form 10-K, which is incorporated herein by this reference. The Shareholders' Agreement provides certain restrictions on transfer, rights of first refusal, and options to purchase with respect to shares of the General Partner. The Shareholders' Agreement also provides certain voting arrangements in the event of the death or disability of Allen E. Rosenberg, the majority shareholder of the General Partner.

     The following is a brief summary of the
Shareholders' Agreement. This summary is not intended to be complete and is qualified in all respects by the more detailed provisions of the Shareholders'
Agreement.

     In general, the Shareholders' Agreement provides that a shareholder may transfer all or part of his shares of the General Partner to a party who is not a party to the Shareholders' Agreement only upon prior written approval by the General Partner and subject to any limitations that may be imposed by the General

Partner. If, for any reason, a shareholder who is also a Director, ceases to be a Director of the General
Partner, the shareholder and his heirs, executors, administrators, successors, or assigns, subject to the rights of first refusal described below, has the right, but not the obligation, upon surrender of all of his shares of the General Partner, to cause the General
Partner to (a) convert that portion of the General
Partner Units attributable to all of such shareholder's shares into Limited Partner Units on the basis of one
Limited Partner Unit for one General Partner Unit, (b) distribute such Limited Partner Units to the shareholder, and (c) cause the Partnership to register such Limited Partner Units under the Securities Act of
1933, as amended.  Prior to such conversion of General
Partner Units into Limited Partner Units, the shares of the General Partner the shareholder proposes to surrender in exchange for Limited Partner Units must first be offered to the remaining parties to the Shareholders' Agreement and the General Partner as provided in the Shareholders' Agreement. The exercise of any such rights of first refusal is contingent upon the exercise of rights of first refusal to purchase, in the aggregate, all shares held by the selling shareholder.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS.

     Allen E. Rosenberg II, who is the Assistant
Treasurer of the Partnership and the son of Allen E.
Rosenberg, President of the General Partner, received
$46,000 from the Partnership and Marina I in 1996, of which $28,000 was paid as a management fee for construction of the Partnership's sales office in Cambridge. Chesapeake Building Corporation, which is owned by Allen E. Rosenberg II, received $23,000 from the Partnership as a reimbursement for expenses incurred for the construction of the Partnership's sales office and Marina Village. The Board of Directors of the General Partner approved the transactions with Allen E. Rosenberg II.

 Date

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.

       (a) (1)  Financial Statements:

    The following financial statements of the Partnership and The Marina I L.P. appear in Part II,
Item 8.

       Independent Auditors' Report.

       Balance Sheets -- December 31, 1996 and 1995.

       Statements of Earnings -- Years Ended December 31,
1996, 1995 and 1994.

       Statements of Partners' Equity -- Years Ended
December 31, 1996, 1995 and 1994.

       Statements of Cash Flows -- Years Ended December
31, 1996, 1995 and 1994.

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

a)(3)  Exhibits:

       The following exhibits are filed as a part of this Annual Report on Form 10-K:



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

3.     Annual Report on Form 10-K filed by The Marina
       Limited Partnership for 1993.


       (b) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of 1996 by the Partnership.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  The Marina Limited Partnership


Date:  March 21, 1997             By: /s/ Allen E. Rosenberg
                                  Allen E. Rosenberg,
                                  President of The Marina
                                  II Corporation, the General
                                  Partner of The Marina
                                  Limited Partnership

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

 Date
                                      Capacity With
     Signature                    the General Partner                Date

/s/ Patrick J. Bruggeman          Director                          March 21, 1997
Patrick J. Bruggeman

/s/ Lawrence L. Buell             Director                          March 21, 1997
Lawrence L. Buell


_____________________             Director                          March 21, 1997
Stanley E. Hunt


/s/ Allen E. Rosenberg            Director and                      March 21, 1997
Allen E. Rosenberg                President (Principal
                                  Executive Officer)

/s/ John L. Woolling              Director,                         March 21, 1997
John L. Woolling                  Vice President
                                  and Secretary



/s/ Jane E. Nold Shriner          Vice President,                    March 21, 1997
Jane E. Nold Shriner              Treasurer, and Assistant
                                  Secretary (Principal
                                  Financial Officer)

/TABLE

       58                             EXHIBIT INDEX

Exhibit
Number                            Exhibit             Page No. or
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
