Form 10-Q
period 1997-03-31
MARINA LIMITED PARTNERSHIP
filed 1997-05-13
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.
                              20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                Commission File Number:
March 31, 1997                                0-13174



                 THE MARINA LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)




      Indiana                                 35-1689935
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification
                                        Number)



11691 Fall Creek Road,                        46256
Indianapolis, IN                              (Zip Code)
(Address of principal executive
 offices)



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


                     YES  X            NO

                 THE MARINA LIMITED PARTNERSHIP

                            FORM 10-Q

                        Table of Contents

PART I.  FINANCIAL INFORMATION                      Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - March 31, 1997,
       and December 31, 1996.                             3

  B.  Statements of Earnings - Comparative
       three months ended March 31, 1997,
       and 1996.                                          4

  C.  Statements of Cash Flows - Comparative
       three months ended March 31, 1997,
       and 1996.                                          5

  D.  Note to Interim Financial Statements                6


 Item 2.  Management's Discussion and Analysis
 of Financial Condition and Results of
 Operations.                                              7

PART II.  OTHER INFORMATION

(The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)

Signature                                                 8

                 PART I - FINANCIAL INFORMATION
                 THE MARINA LIMITED PARTNERSHIP
            ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

               A.  THE MARINA LIMITED PARTNERSHIP
                         Balance Sheets
              March 31, 1997, and December 31, 1996
                           (Unaudited)

                                                        1997                   1996
ASSETS
Cash and cash equivalents                  $  4,763,108           4,591,103
Investment in U.S. Treasury note                996,875             996,875
Receivables from homesite sales                     1,260,539               1,460,990
Other receivables and assets                         1,039,541                612,229
Prepaid sewer connections -
 Flatfork Creek Utility                                 74,976                -

Home and homesites available for sale                2,056,139              2,107,566
Land and land improvements                           1,561,122              1,537,940

Marina property and equipment, net                   2,231,353              2,080,772
Commercial properties, net                           2,523,375              2,562,076
Recreational facilities, net                           427,085                362,461

Other investments:
  Marina I                                           1,935,943              1,931,943

  Dockside Cafe                                        190,846             205,651
  Flatfork Creek Utility                                (1,775)                  -
                                                 -------------             ----------

                                                 $ 19,059,127              18,449,606
                                                 ============              ==========
LIABILITIES AND PARTNERS'
EQUITY
Accounts payable                                       338,908                383,372
Construction costs payable                                -                   128,014
Accrued bonuses                                         22,645                 56,305
Deferred revenues and sale deposits                    900,597                137,223
Amount payable to Flatfork Creek Utility                  -                   107,778
Amount payable as trustee                                7,265                  7,265
                                                     ---------                -------
                                                     1,269,415                819,957
                                                     ---------                -------


Partners' equity:
   General partner  - 201,188 units                 5,317,716               5,270,017
   Limited partners - 473,947 units                12,471,996              12,359,632
                                                    ----------             ----------
    Total Partners' Equity                          17,789,712             17,629,649
                                                  ------------              ----------
                                                  $ 19,059,127              18,449,606
                                                  ============              ==========

                           B.  THE MARINA LIMITED PARTNERSHIP

                                 Statements of Earnings
                       Three Months Ended March 31, 1997, and 1996
                                       (Unaudited)

                                                            1997              1996
Revenues:
  Homesite sales                                        $ 564,492            163,000
  Marina operations                                       245,361            134,709
  Equity in earnings of investee companies                (22,775)           109,460
  Interest income                                         107,680            103,133
  Rental income, net                                       53,898             50,106
  Recreational facilities, net                            (26,771)           (27,133)
                                                           -------           -------
                                                          921,885            533,275
                                                           -------           -------
Expenses:
  Cost of homesites sold
    and related expenses                                  167,567             76,406
  Marina operations                                       356,769            248,831
  General and administrative                              231,771            226,570
  Management fees paid to general partner                   5,715              3,725
                                                          -------            -------
                                                          761,822            555,532
                                                          -------            -------

           Net earnings (loss)                            160,063            (22,257)

Net earnings (loss) attributable to
  general partner                                          47,699             (6,485)
                                                          -------            --------
Net earnings (loss) attributable to
  limited partners                                      $ 112,364            (15,772)
                                                        =========            ========
Weighted average number of limited
      partner units outstanding                           473,947            478,421
                                                          =======            =======

Net earnings (loss) per limited partner unit            $     .24              (.03)
                                                        =========            =======

               C.  THE MARINA LIMITED PARTNERSHIP

                    Statements of Cash Flows
           Three Months Ended March 31, 1997, and 1996
                           (Unaudited)

                                                                1997            1996
Cash flows from operating activities:
  Net earnings (loss)                                     $   160,063         (22,257)
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation of properties                               87,001          67,940
     Equity in earnings of investee companies                  22,775        (109,460)
      Collection of receivables relating to prior
      years' homesite sales                                   200,451         655,678
     Receivables on current year's homesite sales                 -             -
     Homes and homesite development costs                    (152,317)        (51,747)
     Cost of homesites sold                                    89,258          25,851
      Deferred revenues and sale deposits                     763,374         624,065
      Change in operating assets and liabilities             (688,190)       (600,299)
                                                             ---------       ---------
     Net cash provided by
        operating activities                                  482,415         589,771
                                                             ---------       ---------

Cash flows from investing activities:
  Investment in Marina I                                        -             397,630
  Investment in Dockside Cafe,
    net of distributions received                            (10,195)         (25,333)
  Additions to marina property and equipment                (195,969)        (104,320)
  Land and land development costs                            (36,710)        (161,607)
  Cost of commercial properties                                2,044         (119,362)
  Additions to recreational facilities                       (69,580)            -
                                                             --------        ---------
      Net cash used by
       investing activities                                 (310,410)         (12,992)
                                                            ---------         --------

Cash flows from financing activities:
   Utility refunds received                                     -               4,514
                                                            ---------         --------
     Net cash used in
       financing activities                                     -               4,514
                                                            ---------         --------
      Net increase in cash
       and cash equivalents                                  172,005          581,293

Cash and cash equivalents at
  beginning of period                                      4,591,103        5,307,824
                                                           ---------        ---------
Cash and cash equivalents at
 end of period                                           $ 4,763,108        5,889,117
                                                         ===========        =========

               D.  THE MARINA LIMITED PARTNERSHIP

              Note to Interim Financial Statements
           Three Months Ended March 31, 1997, and 1996
                           (Unaudited)

Note (1) Basis of Presentation

A summary of significant accounting policies used by The Marina Limited Partnership is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1996 Annual Report Form 10-K.

The interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim financial statements at March 31, 1997, and for the three months ended March 31, 1997 and 1996, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments
(which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      ITEM 2.  THE MARINA LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 1997, AND 1996.

      The Partnership's net earnings for the first quarter of 1997 were $160,000, as compared to a net loss of $22,000 for the first quarter of 1996.
Revenues for the first quarter of 1997 were $922,000, compared to $533,000 for the first quarter of 1996.
The increase in net earnings and revenues for the first quarter of 1997, when compared to the first quarter of 1996, was primarily due to an increase in homesite sale revenue.

      The Partnership sold six homesites during the first quarter of 1997. Two waterfront homesites were sold from Bridgewater and four homesites from Cambridge. This compares with one waterfront homesite sold by the Partnership in the first quarter of 1996.
Earnings from homesite sales were $397,000 in the first quarter of 1997, compared with $87,000 in the first quarter of 1996.

      The Partnership is the general partner of The
Marina I L.P., an Indiana limited partnership ("Marina
I"), which has developed homesites in the first four sections of Cambridge. There were no homesites sold in Marina I during the first quarter of 1997. This compares with 10 homesites sold in Cambridge in the first quarter of 1996. The Partnership recognized
$4,000 in equity earnings from Marina I in the first quarter of 1997, compared to $160,000 recognized from its homesites sales in the first quarter of 1996.
There were no distributions received from Marina I in the first quarter of 1997.

      The Partnership is a limited partner of Dockside
Cafe L.P., an Indiana limited partnership ("Dockside
Cafe"), which operates the Blue Heron restaurant at Marina Village, and the Carrigan Crossing restaurant at Morse Marina. The Partnership recognized an equity loss from Dockside Cafe of $25,000 in the first quarter of 1997, compared to an equity loss of $48,000 in the first quarter of 1996.

      As of March 31, 1997, the Partnership collected
$670,000 of advance dock rental toward the 1997 boating season. This compared to $579,000 collected as of March 31, 1996. The rental payments are deferred when received and recognized as earned during the April to September boating season.

      On April 17, 1997, the Partnership made a cash distribution to the partners of record on April 3, 1997, of $3.25 per unit of partnership interest, for a total distribution of $2,194,000. This compares to a partnership distribution of $3.25 per unit made on April 18, 1996.

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



DATE: May 12, 1997