Form 10-Q
period 1997-06-30
MARINA LIMITED PARTNERSHIP
filed 1997-08-13
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.
                                    20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 1997           Commission File Number:  0-13174


                       THE MARINA LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)




             Indiana                                   35-1689935
   (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)               Number)



11691 Fall Creek Road, Indianapolis, IN                     46256
 (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:  (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO












                             Page 1 of 11 Pages

                           THE MARINA LIMITED PARTNERSHIP

                                  FORM 10-Q

                              Table of Contents

PART I.  FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - June 30, 1997, and December 31, 1996.           3

  B.  Statements of Earnings - Comparative three months ended
         June 30, 1997, and 1996.                                      4

  C.  Statements of Earnings - Comparative six months ended
         June 30, 1997, and 1996.                                      5

  D.  Statements of Cash Flows - Comparative six months ended
         June 30, 1997, and 1996.                                      6

  E.  Note to Interim Financial Statements                             7


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                         8

PART II.  OTHER INFORMATION

          (Except for Exhibit 27, the items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


          Exhibit 27   Financial Data Schedule


Signature                                                              11





















                             Page 2 of 11 Pages

                       PART I - FINANCIAL INFORMATION
                       THE MARINA LIMITED PARTNERSHIP
                  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                     A.  THE MARINA LIMITED PARTNERSHIP
                               Balance Sheets
                    June 30, 1997, and December 31, 1996
                                 (Unaudited)

                                       1997                1996
    Assets

Cash and cash equivalents                  $  3,511,156           4,591,103
Investment in U.S. Treasury note                996,875             996,875
Receivables from homesite sales               1,961,083           1,460,990
Accounts receivable and other assets            591,585             612,229
Prepaid sewer connections -
 Flatfork Creek Utility                          42,174                -

Homes and homesites available for sale        2,186,259           2,107,566
Land and land improvements                    1,528,925           1,537,940

Marina property and equipment, net            2,283,360           2,080,772
Commercial properties, net                    2,480,874           2,562,076
Recreational facilities, net                    465,533             362,461

Other investments:
  Marina I                                    2,530,491           1,931,943
  Dockside Cafe                                 189,573             205,651
  Flatfork Creek Utility                          7,977                -
                                             __________          __________
                                           $ 18,775,865          18,449,606
                                             ==========          ==========

   Liabilities and Partners' Equity

Accounts payable                                509,140             383,372
Construction costs payable                         -                128,014
Accrued bonuses                                  58,818              56,305
Deferred revenues and sale deposits             649,600             137,223
Amount payable to Flatfork Creek Utility           -                107,778
Amount payable as trustee                         9,790               7,265
                                             __________          __________
                                              1,227,348             819,957
                                             __________          ___________
Partners' equity:
   General partner  - 201,188 units           5,229,400           5,270,017
   Limited partners - 473,947 units          12,319,117          12,359,632
                                             __________          __________
    Total partners' equity                   17,548,517          17,629,649
                                             ___________         __________

                                           $ 18,775,865          18,449,606
                                             ==========          ==========

                             Page 3 of 11 Pages


B.  THE MARINA LIMITED PARTNERSHIP

                           Statements of Earnings
                 Three Months Ended June 30, 1997, and 1996
                                 (Unaudited)

                                                    1997            1996
Revenues:
  Homes & Homesite sales                        $1,206,000      $1,875,027
  Marina operations                              1,838,391       1,503,559
  Equity in earnings of investee companies         698,368         152,100
  Interest income                                   99,582          90,762
  Rental income, net                                76,295          51,385
  Recreational facilities, net                      36,578          39,218
  Gain on sales of land held for investment         95,802            -
                                                 _________       _________

                                                 4,051,016       3,712,051
                                                 _________       _________

Expenses:
  Cost of homes & homesites sold
    and related expenses                           613,159         988,025
  Marina operations                              1,210,499       1,005,194
  General and administrative                       242,260         223,557
  Management fees paid to general partner           32,105          28,925
                                                 _________       _________
                                                 2,098,023       2,245,701
                                                 _________       _________

          Net earnings                           1,952,993       1,466,350

Net earnings attributable to
  general partner                                  581,985         427,250
                                                 _________       _________


Net earnings attributable to
  limited partners                             $ 1,371,008       1,039,100
                                                 =========       =========
Weighted average number of limited
  partner units outstanding                        473,947         478,421
                                                 =========       =========

Net earnings per limited partner unit          $      2.89            2.17
                                                   =======         =======










                             Page 4 of 11 Pages

                     C.  THE MARINA LIMITED PARTNERSHIP

                           Statements of Earnings
                  Six Months Ended June 30, 1997, and 1996
                                 (Unaudited)

                                                    1997            1996
Revenues:
  Homes & Homesite sales                        $1,770,493      $2,038,027
  Marina operations                              2,083,752       1,638,268
  Equity in earnings of investee companies         675,593         261,560
  Interest income                                  207,262         193,895
  Rental income, net                               130,193         101,491
  Recreational facilities, net                       9,807          12,085
  Gain on sales of land held for investment         95,802            -
                                                 _________       _________
                                                 4,972,902       4,245,326
                                                 __________      _________

Expenses:
  Cost of homes & homesites sold
    and related expenses                           780,726       1,064,431
  Marina operations                              1,567,268       1,254,026
  General and administrative                       474,031         450,126
  Management fees paid to general partner           37,820          32,650
                                                 _________       _________
                                                 2,859,845       2,801,233
                                                 _________       _________

          Net earnings                           2,113,057       1,444,093

Net earnings attributable to
  general partner                                  629,684         420,765
                                                 _________       _________


Net earnings attributable to
  limited partners                             $ 1,483,373       1,023,328
                                                 =========       =========
Weighted average number of limited
  partner units outstanding                        473,947         478,421
                                                 =========       =========

Net earnings per limited partner unit          $      3.13            2.14
                                                   =======         =======








                             Page 5 of 11 Pages

                     D.  THE MARINA LIMITED PARTNERSHIP

                          Statements of Cash Flows
                  Six Months Ended June 30, 1997, and 1996
                                 (Unaudited)

                                                       1997          1996
Cash flows from operating activities:
  Net earnings (loss)                             $ 2,113,057     1,444,093
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation of properties                       185,691       165,880
     Equity in earnings of investee companies        (675,593)     (261,560)
     Collection of receivables relating to prior
      years' homesite sales                           269,087       577,328
     Receivables on current year's homesite sales    (769,180)     (715,798)
  -
     Homes and homesite development costs            (564,885)     (628,811)
     Cost of homesites sold                           486,192       895,793
     Deferred revenues and sale deposits              512,377       527,143
     Change in operating assets and liabilities      (129,041)       68,535
                                                    _________     _________
     Net cash provided by
       operating activities                         1,427,705     2,072,603
                                                    _________     _________

Cash flows from investing activities:
  Investment in Marina I                               76,763       397,630
  Investment in Dockside Cafe,
    net of distributions received                       8,382         6,900
  Additions to marina property and equipment         (293,364)     (105,578)
  Land and land development costs                    (130,075)     (249,171)
  Cost of commercial properties                        (3,800)     (165,132)
  Additions to recreational facilities               (112,984)      (37,547)
  Proceeds from sales of land held for investment     139,090          -
                                                    _________     _________
     Net cash used by
       investing activities                          (315,988)     (152,898)
                                                    __________     _________

Cash flows from financing activities:
   Distribution to partners                        (2,194,189)   (2,194,189)
   Amount payable as trustee                            2,525        (5,243)
   Utility refunds received                              -            4,514
                                                    _________     _________
     Net cash used in
       financing activities                        (2,191,664)   (2,194,918)
                                                    _________     _________
     Net (decrease) increase in cash
       and cash equivalents                        (1,079,947)     (275,213)

Cash and cash equivalents at
  beginning of period                               4,591,103     5,307,824
                                                    _________     _________
Cash and cash equivalents at
 end of period                                    $ 3,511,156     5,032,611
                                                    =========     =========

                             Page 6 of 11 Pages

                     E.  THE MARINA LIMITED PARTNERSHIP

                    Note to Interim Financial Statements
             Three and Six Months Ended June 30, 1997, and 1996
                                 (Unaudited)

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

The interim financial statements at June 30, 1997, and for the three and six months ended June 30, 1997 and 1996, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.





                             Page 7 of 11 Pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND
           SIX MONTHS PERIODS ENDED JUNE 30, 1997 AND 1996.

     The following discussion and analysis is intended to address the significant factors affecting the Partnership's results of operations and financial condition. It is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements included elsewhere herein.


GENERAL
     The Partnership's principal sources of revenue in 1997 included revenue from homesite sales, marina operations, equity in earnings of investee companies, interest and rental income.

     In 1997, the Partnership's primary sources of revenue were from homesite sales which accounted for 36 percent for the first six months of 1997 compared with 48 percent for 1996, and marina operations which accounted for 42 percent of the Partnership's revenues for the first six months of 1997 as compared to 39 percent in 1996.

     HOMESITE SALES
     During the six month periods ended June 30, 1997 the Partnership sold 15 homesites which compares to 19 homesites sold in 1996. There were five homesites sold in Bridgewater compared with one homesite sold in 1996. The Partnership sold 10 homesites from Cambridge compared with 17 homesites sold in 1996. The Partnership did not sell any homesites in Morse Overlook compared with one homesite sold in 1996.

     During the three month period ended June 30, 1997 the Partnership sold 9 homesites which compares to 18 homesites sold during the second quarter of 1996. There were three homesites sold in Bridgewater but no homesites were sold in Bridgewater during the second quarter of 1996.
The Partnership sold six homesites from Cambridge during the second quarter of 1997 compared with 17 homesites sold during the second quarter of 1996. The Partnership did not sell any homesites in Morse Overlook during the second quarter of 1997 compared with one homesite sold during the second quarter of 1996.

     The Partnership is the general partner of Marina I LP ("Marina I"), which has developed homesites in Cambridge. During the six month periods ended June 30, 1997 Marina I sold 12 homesites from Cambridge as compared to 15 homesite sales in 1996. Marina I recorded $104,600 in revenue during the second quarter of 1997 as its share from the Partnership's sale of a homesite that was partially owned by Marina I as compared to $136,000 recorded in 1996.

Marina I sold 12 homesites in Cambridge during the first six months of 1997, as compared to five homesite sales during the second quarter of 1996.


                          Page 8 of 11 Pages

     The Partnership received distributions of $77,000 from Marina I in the six month period ended June 30, 1997 as compared with $398,000 received in the first six months of 1996.


RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30
     1997 COMPARED TO 1996. Net earnings increased by $669,000 in 1997 from 1996. This increase was primarily due to increased equity earnings from Marina I of $377,000, an increase in earnings after direct costs of $132,000 from Marina operations, and an increase in gains on the sale of investment land of $96,000.

     Earnings from homesite sales were $990,000 in 1997, which compares to $974,000 in 1996. There was an increase in net earnings per homesite sale in 1997 as a result of the sale of a higher percentage of waterfront homesites.

     The Partnership recognized $675,000 in equity earnings from Marina I in 1997, compared to $298,000 in 1996.

     In April 1997, the Partnership sold 1.6 acres of commercial property held for investment at Geist Crossing for $260,000, which resulted in a gain of $96,000.

     Earnings from marina operations increased in 1997 over 1996 by $132,000 as a result of revenues increasing by $445,000. This increase results from increases in all significant areas of the Marina operations.


     As of June 30, 1997, the Partnership had $474,000 of unamortized dock rental for the 1997 boating season. This compared to $427,000 as of June 30, 1996. The rental payments are deferred when received and recognized as earned during the April to September boating season.

     General and administrative expenses increased by $24,000 in 1997 as compared to 1996. All elements of G&A expense were generally consistent in 1997 with 1996.

     On April 17, 1997, the Partnership made a cash distribution to the partners of record on April 3, 1996, of $3.25 per unit of partnership interest, for a total of $2,194,000. This compares to a cash distribution of $3.25 per partnership unit on April 18,1996.










                          Page 9 of 11 Pages

     THREE MONTHS ENDED JUNE 30
     1997 COMPARED TO 1996. Net earnings increased by $487,000 in 1997 from 1996. This increase was primarily due to increased equity earnings from Marina I of $533,000, an increase in earnings after direct costs of $130,000 from Marina operations, and an increase in gains on the sale of investment land of $96,000. Increases were offset by a decrease in homesite sales less related direct costs of $294,000.

     Earnings from homesite sales were $593,000 in 1997, which compares to $887,000 in 1996. There was an increase in net earnings per homesite sale in 1997 as a result of the sale of a higher percentage of waterfront homesites.

     The Partnership recognized $671,000 in equity earnings from Marina I in 1997, compared to $138,000 in 1996.

     Earnings from marina operations increased in 1997 over 1996 by $130,000 as a result of revenues increasing by $335,000. This increase results from increases in all significant areas of the Marina operations.


     General and administrative expenses increased by $19,000 in 1997 as compared to 1996. All elements of G&A expense were generally consistent in 1997 with 1996.






























                          Page 10 of 11 Pages

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE MARINA LIMITED PARTNERSHIP
                                                         (Registrant)


                                          By:  /s/ Donald J. Calabria
                                             ________________________
                                               Donald J. Calabria
                                               Vice President and
                                               Chief Financial Officer
                                               The Marina II Corporation
                                               General Partner of
                                          The Marina Limited Partnership



DATE: August 12, 1997











                          Page 11 of 11 Pages