Form 10-Q
period 1997-09-30
MARINA LIMITED PARTNERSHIP
filed 1997-11-13
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 1997        Commission File Number:  0-13174


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




             Indiana                                        35-1689935
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation ro organization)                      Number)



11691 Fall Creek Road, Indianapolis, IN                        46256
(Address of principal  executive                           (Zip Code)
offices)


Registrant's telephone number, including area code:  (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO












                               Page 1 of 11 Pages

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - September 30, 1997, and December 31, 1996.           3

  B.  Statements of Earnings - Comparative three months ended
         September 30, 1997, and 1996.                                      4

  C.  Statements of Earnings - Comparative nine months ended
         September 30, 1997, and 1996.                                      5

  D.  Statements of Cash Flows - Comparative nine months ended
         September 30, 1997, and 1996.                                      6

  E.  Note to Interim Financial Statements                                  7


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              8

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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                    September 30, 1997, and December 31, 1996
                                   (Unaudited)


      Assets                                   1997                 1996
      ------                                   ----                 ----

Cash and cash equivalents                  $  4,304,069           4,591,103
Investment in U.S. Treasury note                996,875             996,875
Receivables from homesite sales                1,737,790          1,460,990
Accounts receivable and other assets             442,873            612,229

Homesites available for sale                   3,026,352          2,107,566
Homes under construction                         491,552                  -
Land and land improvements                     1,016,277          1,537,940

Marina property and equipment, net             2,324,096          2,080,772
Commercial properties, net                     2,464,025          2,562,076
Recreational facilities, net                     451,372            362,461

Other investments:
  Marina I                                     2,741,289          1,931,943
  Dockside Cafe                                  187,406            205,651
  Flatfork Creek Utility                           3,191                  -
                                              ----------            -------
                                            $ 19,695,615          18,449,606
                                              ==========          ==========

   Liabilities and Partners' Equity

Accounts payable                                 464,644             383,372
Construction costs payable                             -             128,014
Accrued bonuses                                  162,309              56,305
Deferred revenues and sale deposits              157,158             137,223
Amount payable to Flatfork Creek Utility               -             107,778
Amount payable as trustee                          9,790               7,265
                                              ----------          ----------
                                                 793,901             819,957
                                              ----------          ----------

Partners' equity:
   General partner  - 201,188 units           5,632,648           5,270,017
   Limited partners - 473,947 units          13,269,066          12,359,632
                                             ----------          ----------
    Total partners' equity                   18,901,714          17,629,649
                                             ----------          ----------

                                           $ 19,695,615           18,449,606
                                             ==========           ==========





                               Page 3 of 11 Pages

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Three Months Ended September 30, 1997, and 1996
                                   (Unaudited)


                                                    1997           1996
                                                    ----           ----

Revenues:
  Homes and Homesite sales                     $  291,966        $1,400,000
  Marina operations                             1,289,423         1,196,698
  Equity in earnings of investee companies        207,738           127,000
  Interest income                                 117,943           121,790
  Rental income, net                               28,952            83,100
  Recreational facilities, net                     85,187           112,486
  Gain on sales of land held for investment       566,144                 -
  Miscellaneous                                     3,654                 -
                                                ---------         ---------
                                                2,591,007         3,041,074

Expenses:
  Cost of homes and homesites sold
    and related expenses                          114,335           311,157
  Homebuilding expenses                            80,171                 -
  Marina operations                               728,715           662,489
  General and administrative                      283,031           206,852
  Management fees paid to general partner          31,558            33,000
                                                ---------         ---------
                                                1,237,810         1,213,498
                                                ---------         ---------

              Net earnings                      1,353,197         1,827,576

Net earnings attributable to
  general partner                                 403,248           544,618
                                                ---------         ---------


Net earnings attributable to
  limited partners                             $   949,949     $ 1,282,958
                                                 =========       =========

Weighted average number of limited
partner units outstanding                          473,947         473,947

Net earnings per limited partner unit              $      2.00      $     2.71
                                                    ===========     ==========













                               Page 4 of 11 Pages

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Nine Months Ended September 30, 1997, and 1996
                                   (Unaudited)


                                                             1997           1996
                                                       ----------     ----------

Revenues:
  Homes and Homesite sales                             $2,062,459     $3,438,027
  Marina operations                                     3,373,176      2,834,966
  Equity in earnings of investee companies                883,331        388,560
  Interest income                                         325,205        315,685
  Rental income, net                                      159,146        184,591
                                                                      ----------
  Recreational facilities, net                             94,993        124,571
  Gain on sales of land held for investment               661,946           --
  Miscellaneous                                             3,654           --
                                                       ----------     ----------
                                                        7,563,910      7,286,400

Expenses:
  Cost of homes and homesites sold
    and related expenses                                  867,246      1,375,588
  Homebuilding expenses                                   107,984           --
  Marina operations                                     2,295,984      1,916,515
  General and administrative                              757,063        656,978
  Management fees paid to general partner                  69,378         65,650
                                                       ----------     ----------
                                                        4,097,655      4,014,731
                                                       ----------     ----------

              Net earnings                              3,466,255      3,271,669

Net earnings attributable to
  general partner                                       1,032,933        960,491
                                                       ----------     ----------


Net earnings attributable to
  limited partners                                     $2,433,322     $2,311,178
                                                       ==========     ==========

Weighted average number of limited
    partner units outstanding                             473,947        476,930

Net earnings per limited partner unit                  $     5.13     $     4.85
                                                       ==========     ==========















                               Page 5 of 11 Pages

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                 Nine Months Ended September 30, 1997, and 1996
                                   (Unaudited)



                                                         1997        1996
                                                         ----        ----

Cash flows from operating activities:
  Net earnings                                       $ 3,466,255    $ 3,271,669
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
         Depreciation of properties                      267,286        248,775
     Equity in earnings of investee companies           (883,331)      (388,560)
         Collection of receivables relating to prior
      years' homesite sales                              461,073           --
     Receivables on current year's homesite sales       (737,873)      (145,671)
     Gain on sales of land held for investment          (661,946)          --
     Homes and homesite development costs             (1,263,696)      (916,127)
     Cost of homesites sold                              344,910      1,042,115
         Deferred revenues and sale deposits              19,935        (20,895)
         Change in operating assets and liabilities       78,665         48,334
     Net cash provided by
           operating activities                        1,091,278      3,139,640
                                                      -----------    ----------

Cash flows from investing activities:
  Investment in Marina I                                  76,763        397,630
  Investment in Dockside Cafe,
    net of distributions received                         54,450         23,753
  Additions to marina property and equipment            (350,846)      (130,681)
  Land and land development costs                        (14,585)      (750,667)
  Cost of commercial properties                          (43,447)      (172,631)
  Additions to recreational facilities                  (107,177)       (28,160)
  Proceeds from sales of land held for investment      1,198,194           --
                                                      -----------    -----------
         Net cash provided (used) by
       investing activities                              813,252       (660,756)
                                                       -----------    ----------

Cash flows from financing activities:
   Distribution to partners                           (2,194,189)    (2,194,189)
   Amount payable as trustee                               2,525         (5,827)
   Utility refunds received                                 --            4,514
                                                       -----------    ----------
     Net cash used in
       financing activities                           (2,191,664)    (2,195,502)
                                                       -----------    ----------
         Net (decrease) increase in cash
       and cash equivalents                             (287,034)       283,382

Cash and cash equivalents at
  beginning of period                                  4,591,103      5,307,824
                                                       -----------    ---------
Cash and cash equivalents at
 end of period                                       $ 4,304,069      5,591,206
                                                       ===========    ==========


                               Page 6 of 11 Pages

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
            Three and Nine Months Ended September 30, 1997, and 1996
                                   (Unaudited)

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

The interim financial statements at September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.































                               Page 7 of 11 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

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


General

         In 1997, the Partnership's primary sources of revenue were from homesite sales which accounted for 27 percent for the first nine months of 1997 compared with 47 percent for 1996, and marina operations which accounted for 45 percent of the Partnership's revenues for the first nine months of 1997 as compared to 39 percent in 1996.

         Homesite Sales
         During the nine month period ended September 30, 1997 the Partnership sold 16 homesites which compares to 27 homesites sold in 1996. There were six homesites sold in Bridgewater compared with four homesite sold in 1996. The Partnership sold 10 homesites from Cambridge compared with 20 homesites sold in 1996. The Partnership did not sell any homesites in Morse Overlook in 1997 compared with four homesite sold 1996.

         During the three month period ended September 30, 1997 the Partnership sold two homesites compared to eight homesites sold during the third quarter of 1996. There were two homesites sold in Bridgewater during the third quarter of 1997 which compares with three sold in 1996. The Partnership sold no homesites from Cambridge or Morse Overlook during the third quarter of 1997 compared with three homesites in Cambridge and two homesites in Morse Overlook sold during the third quarter of 1996.

         The Partnership is the general partner of Marina I LP ("Marina I"), which has developed homesites in Cambridge. During the nine month period ended September 30, 1997 Marina I sold 16 homesites from Cambridge as compared to 16 homesite sales in 1996. Marina I recorded $104,600 in revenue during the nine month period ended September 30, 1997 as its share from the Partnership's sale of a homesite that was partially owned by Marina I, as compared to $136,000 recorded in 1996.

         Marina I sold five homesites in Cambridge during the third quarter of 1997, as compared to one homesite sale during 1996.







                               Page 8 of 11 Pages

         The Partnership received distributions of $77,000 from Marina I in the nine month period ended September 30, 1997 as compared with $398,000 received in the first nine months of 1996.



Results of Operations
         Nine Months ended September 30
         1997 Compared to 1996. Net earnings increased by $195,000 in 1997 from 1996. This increase was primarily due to increased equity earnings from Marina I of $521,000, an increase in earnings after direct costs of $157,000 from Marina operations, and an increase in gains on the sale of investment land of $662,000. Such increases were partially offset by a decrease in earnings from sale of homesites of $975,000.

         Earnings from homesite sales were $1,087,000 in 1997, which compares to $2,062,000 in 1996. During the three month period ended September 30, 1997 the Partnership sold a block of homesite land for $399,000 and realized a profit of $90,000. Without considering such bulk sale, there was an increase in net earnings per homesite sale in 1997 as a result of the sale of a higher percentage of waterfront homesites.

         The Partnership recognized $886,000 as its share of the earnings from Marina I in 1997, compared to $365,000 in 1996. Such increase is the result of an increase in homesite sales to $2,049,000 in 1997 as compared to $617,000 in 1996.

         During  1997,  the  Partnership  sold  commercial   property  held  for
investment at Geist Crossing for an aggregate $1,198,000, which resulted in a gain of $662,000.

         Earnings from marina operations increased in 1997 over 1996 by $159,000 as a result of revenues increasing by $538,000. This increase results from increases in all significant areas of the Marina operations.

         General and administrative expenses increased by $104,000 in 1997 as compared to 1996. The principal increase relates to an increase in property taxes of $37,000. All other elements of G&A expense were generally consistent in 1997 with 1996.

         On April 17, 1997, the Partnership made a cash distribution to the partners of record on April 3, 1997, of $3.25 per unit of partnership interest, for a total of $2,194,000. This compares to a cash distribution of $3.25 per partnership unit on April 18,1996.








                               Page 9 of 11 Pages

         Three Months ended September 30
         1997 Compared to 1996. Net earnings decreased by $474,000 in 1997 from 1996. This was primarily due to decreased homesite sales of $1,108,000 resulting in a decrease after related direct costs of $991,000. This decrease was partially offset by an increase in equity earnings from Marina I of $144,000, an increase in earnings after direct costs of $26,000 from Marina operations, and an increase in gains on the sale of investment land of $566,000.

         Earnings from homesite sales were $98,000 in 1997, which compares to $1,089,000 in 1996. During October 1997 the Partnership sold four homesites generating sales revenue of $593,000 compared with two homesites sold in 1996 at $176,000 in sales revenue.

         The Partnership recognized $211,000 as its share of the earnings from Marina I in 1997, compared to $67,000 in 1996 . Such increase is the result of an increase in homesite sales to $175,000 in 1997 as compared to $74,000 in 1996. During October 1997 the Marina I sold two homesites generating sales revenue of $144,000 compared with three homesites sold in 1996 at $309,000 in sales revenue.

         Earnings from marina operations increased in 1997 over 1996 by $26,000 as a result of revenues increasing by $93,000. This increase results from increases in all significant areas of the Marina operations.

         General and administrative expenses increased by $75,000 in 1997 as compared to 1996. The principal increase relates to an increase in property taxes of $37,000. All other elements of G&A expense were generally consistent in 1997 with 1996.
























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


                                              THE MARINA LIMITED PARTNERSHIP
                                                         (Registrant)

                                               By:   /s/ Donald J. Calabria
                                                  -----------------------------
                                                    Donald J. Calabria
                                                    Vice President and
                                                    Chief Financial Officer
                                                    The Marina II Corporation
                                                    General Partner of
                                                 The Marina Limited Partnership



DATE: November 12, 1997























                              Page 11 of 11 Pages