Form 10-K405
period 1997-12-31
MARINA LIMITED PARTNERSHIP
filed 1998-03-30
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

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

                   Name of each exchange on which registered:
                                      None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the Limited Partner Units held by non-affiliates of the registrant, based upon the average bid prices of such units during the 60 day period ended March 23, 1998, and assuming solely for purposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $12,613,000. The source of the bid quotation is the matching service made available by the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                         Page
PART I

Item 1  - Business...........................................................

Item 2  - Properties.........................................................

Item 3  - Legal Proceedings..................................................

Item 4  - Submission of Matters to a Vote of Security Holders................

PART II

Item 5  - Market for Partnership's Common Equity
          and Related Security Holder Matters...............................

Item 6  - Selected Financial Data...........................................

Item 7  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................

Item 8  - Financial Statements and Supplementary Data.......................

Item 9  - Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................

PART III

Item 10 - Directors and Executive Officers.................................

Item 11 - Executive Compensation...........................................

Item 12 - Security Ownership of Certain Beneficial Owners
          and Management...................................................

Item 13 - Certain Relationships and Related Transactions...................

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..............................................

SIGNATURES.................................................................

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

     Effective as of the close of business on December 19, 1997, the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap tier of The NASDAQ Stock Market. After that date, transfers of Limited Partner Units will be recognized by the Partnership only if they are made through the matching service that has been established by the Partnership. The Partnership determined that these actions were necessary to ensure it would continue to be treated as a partnership for federal income tax purposes. See "Taxation of Interests in Publicly Traded Partnerships," below.


Investment Real Estate


     On December 31, 1997, the Partnership owned approximately 342 acres of investment real estate. Approximately 278 acres of this investment real estate are adjacent to Geist Lake, and approximately 64 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homesite sales revenue accounted for 31 percent of the Partnership's revenues for 1997, 44 percent for 1996, and 50 percent for 1995. Gains on sale of investment land accounted for 7 percent of the Partnership's revenues for 1997, 1 percent for 1996, and 5 percent for 1995.

     Geist Lake. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1997, the Partnership's investment real estate at Geist Lake consisted of approximately 278 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately 18 acres of the land at Geist Lake is being used for Geist Marina and Marina Village. See "Marine Operations" and "Investment Real Estate -- Commercial Development" below.
     Morse Lake. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1997, the Partnership's investment properties at Morse Lake consisted of approximately 64 acres zoned for single-family residential, commercial, and agricultural use. Approximately 18 acres of the land at Morse Lake is being used for the Morse Marina. See "Marina Operations" below.

     Residential Development. Bridgewater, located near Geist Marina, was the Partnership's first single-family project. It includes 81 homesites, of which development is substantially complete. The Partnership sold seven waterfront homesites from Bridgewater in 1997. Homesite revenue from these sales was $1,427,000. Homesite inventory in Bridgewater at December 31, 1997 consists of 10 waterfront homesites.

     The Partnership sold 13 homesites in 1997 from Cambridge, a single-family residential development located at Geist Lake. In 1997, homesite revenue from such Cambridge sales was $983,000. Marina I, a joint venture, sold 21 homesites from Cambridge in 1997. See "Marina I" below. At December 31, 1997, the Partnership had 10 homesites remaining to be sold, of which six are waterfront, while Marina I had 83 homesites remaining to be sold, of which 34 are waterfront. Marina I developed 39 waterfront homesites which were finished in mid-1997. When complete, Cambridge will include more than 400 homesites of which 287 have been developed. Most of the homesites owned entirely by the Partnership have been sold so that future homesite sales will be from The Marina I L.P.

     The Partnership substantially completed development of Morse Overlook in 1996, an upscale single-family homesite project located at Morse Lake. In 1997, the Partnership completed development of an additional seven waterfront homesites. Morse Overlook now includes 50 homesites, of which 27 are waterfront. In 1997, the Partnership sold one waterfront homesite from Morse Overlook. This sale generated homesite revenue of $171,000. At December 31, 1997 the Partnership had 45 homesites in inventory of which 22 were waterfront. In 1997, the Partnership spent $206,000 on construction costs for a speculative home at Morse Overlook.

     During 1997, the Partnership commenced development of Sail Place, a new residential development at Geist Lake. This development will include 30 homesites. The Partnership intends to build specially designed homes with smaller homesites and a unique package of services to appeal to a more mature customer. The Partnership intends to build all of the homes in Sail Place to better control placement and the design of each home. The Partnership began construction in fall 1997, but the sale of finished homes will not occur until spring 1998. The Partnership spent approximately $746,000 for the development of Sail Place, and an additional $363,000 for construction of two speculative homes at Sail Place in 1997. One home is complete with the second approximately 50% complete. A third home has been started and it is anticipated that an additional $400,000 will be expended for completion of these homes in 1998.

     The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions. However, due to a sand and gravel mining project in Geist Lake by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for six years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Irving land is available. The Partnership expects to have a sufficient inventory of homesites for 1998. See "Investment Real Estate -- Marina I," below.

     Homesite Financing Arrangements. The Partnership sells residential homesites for cash or contract. The Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. When a homesite is sold to an individual purchaser on contract, a warranty deed is conveyed to the purchaser, and the purchasers execute an installment promissory note and a purchase money real estate mortgage to the Partnership. However, when a homesite is sold to a builder pursuant to the terms of a builder contract, the warranty deed conveying title of the homesite is not executed until the builder contract has been paid in full. In 1997, 1996 and 1995, interest rates on homesites sold on contract were 9% the first year, 10% in the second year, and 12% for the remainder.

     Marketing. The Partnership has a builder support program with limited financial incentives for builders who build in the Partnership's residential projects. The portion of the homesite sales price, which may be refundable under builder programs if the home remains on the market for four to eight months after completion, is deferred until the refund period expires. There was no deferral for the builder support program at December 31, 1997. There were no payments made to builders under the builder support program in 1997.

     Commercial Development. The Partnership continues to develop and sell land at Geist Crossing, a shopping center site near Geist Lake. During 1997, the Partnership sold three parcels of land for a total of $1,098,000. There is one outlot left to sell at Geist Crossing.

     Marina Village. The Partnership began operating a 21,000 square foot retail and office development known as Marina Village in 1995. This building includes 15,000 square feet of retail space for and 6,000 square feet of office space, all of which has been leased except for 2,000 square feet which is the office of the Partnership. The Partnership realized $210,600 in rental income from Marina Village in 1997. The Partnership spent approximately $80,000 for tenant finishings in 1997. When the Partnership completes the new service building at Geist Marina (see "Marine Operations" below), the waterfront land currently occupied by the service buildings will be available for either apartment or retail development.

     Marina I. The Partnership is the general partner of The Marina I L.P., an Indiana limited partnership ("Marina I"), and Irving Materials, Inc. ("Irving") is the sole limited partner. Marina I has a right to receive and develop more than 150 acres of Irving land in the vicinity of Geist Lake. Irving continues to mine and extract sand and gravel from the remaining property, and it contributes parcels of the land to Marina I when it has completed the extraction. In 1997, Irving increased its investments in Marina I with a contribution of land for section eight in Cambridge. Marina I owns 73 acres of land held for development and has 83 finished homesites available. The Partnership is responsible for developing and selling the property for residential use.

     The Partnership, as general partner, and Irving, as limited partner, received $495,000 and $429,000, respectively, in distributions during 1997. Marina I received $104,600 from the Partnership in 1997 as its share of revenue on homesites sold by the Partnership in section 5 of Cambridge that were partially owned by Marina I. Additionally, the Partnership recognized $962,000 in equity earnings from Marina I for the 21 homesites sold in Cambridge and other related activities in 1997. See "Investment Real Estate -- Residential Development" above.

     Flatfork Creek Utility. The Partnership and Irving are each 50 percent shareholders of Flatfork Creek Utility, Inc., an Indiana corporation (the "Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer lines to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in 1994. The first phase of the plant will serve approximately 430 homes. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission. The Corporation recorded a $41,000 net income for 1997, of which the Partnership accounted for its 50% share as an increase in its investment in the Corporation. The Corporation expects minor operating losses for the next several years. The Corporation has a $1,567,000 bank loan outstanding at December 31, 1997 that the Partnership and Irving have each guaranteed. In January 1997, the Partnership and Marina I contributed $197,000 and $590,000, respectively, as advance payments for future utility hookups. The Corporation applied $700,000 from these advance payments against the outstanding bank loan in 1997 to reduce it to the present balance.

     Dockside Cafe. The Partnership is a limited partner of Dockside Cafe L.P., an Indiana limited partnership ("Dockside Cafe"), which operates the Blue Heron restaurant in Marina Village at Geist Lake and Carrigan Crossing at Morse Lake. The Partnership received $67,000 in distributions from Dockside Cafe in 1997. The Partnership has leased the restaurants to Dockside Cafe, and realized $220,000 in rental income in 1996.

Marine Operations

     The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately 1,200 boat docks, two public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October. The Partnership spent approximately $270,000 in 1997 for construction of a new marine building at the Geist Marina, which will include a boat sales area, an area for marine supplies and four service bays. An estimated $230,000 in additional expenditures is anticipated to complete the building for occupancy in early 1998.

     Marine operations accounted for 43 percent of the Partnership's revenues in 1997, 41 percent in 1996, and 30 percent in 1995. The principal sources of revenues are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, boat docks and lifts, food items and miscellaneous services.

     The marine operations are affected by inclement weather, which tends to discourage boating and reduce revenues. Also, because Geist and Morse Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous and reducing recreational use.


Recreational Facilities

     In March 1995, the Partnership purchased the recreational facilities at Geist Lake for $425,000 from The New Shorewood Limited Partnership ("Shorewood"), the successor to The Shorewood Corporation. The recreational facilities include a clubhouse and two separate pools located near Geist Lake. The Partnership removed a pool in the fall of 1996 to prepare for the development of Sail Place, see "Investment Real Estate - Residential Development" above. The Partnership built a new pool near the clubhouse in 1997 for approximately $188,000 to replace the former pool. The operating season for the pools begins on the Memorial Day weekend and extends to the Labor Day weekend but the clubhouse is available for rental throughout the year. The Partnership's residential developments have access to these recreational facilities, as do residents of Shorewood developments at Geist Lake.

Future Operations

     The General Partner expects that the Partnership will continue to: (1) sell investment real estate from time to time depending on market conditions and other factors; (2) pursue development activities, including the building of homes on the Partnership's real estate; (3) seek to enhance the value of the Partnership's investment real estate by making certain improvements and by acquiring additional surrounding real estate; (4) acquire additional real estate for investment; and (5) operate the marine business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Marine Operations. The Geist Marina provides the only boat docks, gas pumps and launching ramps on Geist Lake available to the general public. At Morse Lake, the Town of Cicero operates boat docks and gas pumps in competition with the Morse Marina.

     There are numerous marine dealers in the Indianapolis market and therefore competition is significant in the boat sales and service area.

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

Employees

     The Partnership has 30 full-time employees (most of whom are primarily engaged in marine operations) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are three officers of the General Partner, all of whom devote their full-time duties to activities of the General Partner and the Partnership.

Taxation Of Interests In Publicly Traded Partnerships

     Until the close of business on December 19, 1997, the Partnership was a publicly traded partnership (PTP) under the definitions set forth in Internal Revenue Code Section 7704. Section 7704 provides that a PTP will be treated by the Internal Revenue Service as a corporation, and thus be subject to double taxation instead of the usual "pass-through taxation" of a partnership, unless the PTP meets certain income requirements, which are discussed below. The Partnership is not subject to these requirements until January 1, 1998 because it was a PTP at the time Section 7704 was adopted and, therefore, was exempted from the application of Section 7704 through 1997 as long as it did not engage in a substantial new line of business.

     A PTP is treated as a corporation for federal income tax purposes unless 90 percent or more of the partnership's gross income for each tax year is "passive-type income." In general, income from the Partnership's real estate activities qualifies as passive-type income, while income from the operation of the two marinas and the recreational facilities and from the Partnership's interests in Flatfork Creek Utility, Inc. and Dockside Cafe L.P. does not qualify as passive-type income. The General Partner believed that, unless actions were taken during 1997 to cease being classified as a PTP, it was likely the Partnership would be taxed as a corporation commencing January 1, 1998 because it was expected that less than 90 percent of the Partnership's gross income would be passive-type income.

         The General Partner believed it was desirable to continue to be treated as a partnership for federal income tax purposes. As a result, the Partnership elected to de-list from NASDAQ effective as of the close of business on December 19, 1997, in order to avoid continuing to be classified as a PTP. After that date, transfers of Limited Partner Units are recognized by the Partnership only if they are made through the matching service established by the Partnership. The only exceptions to this restriction are certain transfers among family members and transfers by reason of death.

     In order to ensure that the Partnership will continue to be treated as a partnership for federal income tax purposes, the matching service will strictly follow rules and regulations created by the Internal Revenue Service. To buy or sell under the matching service, a person will need to contact the Partnership's office and express an interest to either (i) buy or sell at a certain price determined by the person (a "non-firm price quote"), or (ii) buy or sell without an accompanying price (a "non-binding indication of interest"). Neither a non-firm price quote nor a non-binding indication of interest commits a person to buy or sell. The Partnership will record the person's information on a quote sheet, including the number of units to be bought or sold if appropriate, and send that person a copy of the quote for confirmation. All information concerning quotes and indications of interest will be made known to inquiring partners and potential buyers.

     If a person has expressed a desire to sell, the Partnership is required to wait at least 15 calendar days from the "contact date" (the date the Partnership receives written confirmation from the listing person that Limited Partner Units are available for sale) before information is made available to potential buyers or to the seller.

     The closing of a sale may not occur less than 45 calendar days after the contact date. A seller may specify a time period after which the seller's information is removed from the list. In no event may the seller's information be made available to potential buyers after 120 days from the contact date. After the seller's information is removed from the matching service, the seller may not list with the matching service for at least 60 calendar days. A buyer may specify a time after which the buyer's information is removed from the list. The buyer's information will be deleted from the list after 120 days from the contact date, unless the buyer specifies a shorter time period. However, unlike a seller, a buyer may immediately enter another quote or indication of interest onto the list.

     If a match or potential match is made, both the buyer and seller will be notified. Each such party will be notified of the other party's quote, and if no exact match is made, either party may submit a written offer, which will be conveyed to the other party. Once a match is reached between a buyer and seller, the Partnership will notify both parties and indicate a closing date in accordance with IRS rules and regulation. The seller will submit the certificates for the Limited Partner Units being sold on or before the closing date, and the buyer will submit a check, made out in the seller's name, to the Partnership or its transfer agent. The check will be forwarded to the seller and the transfer agent will prepare a new certificate in the buyer's name. In some circumstances, the Partnership may reserve the right to postpone closings immediately prior to the distribution to the partners.

     The total number of Limited Partner Units that may be sold through the matching service in any calendar year is limited to 10% of all the outstanding units, which is presently 41,700 units. If that limit is reached, which seems unlikely given the past trading volume, the Partnership will halt sales through the matching service until the next year.

     Because the matching service is a new system, the Partnership may refine the procedures for its operation over time. In addition, Congress or the IRS may adopt new laws, rules and regulations impacting the matching service's procedures that would require the Partnership to make changes to the procedures or adversely affect its ability to offer the matching service.

         The Internal Revenue Code also provides that the  passive-loss  rule of
Section 469 is to be applied separately for the tax attribute items of each PTP, and that a partner's share of net income from a PTP will generally not be treated as income from the passive activity but rather as portfolio income. In general, under these separate application rules, the income from the Partnership, while it was a PTP, may not offset losses from a partner's other passive activities.


ITEM 2.  PROPERTIES.

     The Partnership's  properties are substantially described in Item 1 of this
Part I. See "Investment Real Estate" and "Marine Operations."


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Partnership in the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS.

     Effective as of the close of business on December 19, 1997 the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol MRNCZ. The following table sets forth for the periods indicated the representative high and low trade prices of the Partnership's Limited Partner Units as reported by NASDAQ through December 19, 1997. Such prices represent actual transactions.

                                 1996                    1997
                                 ----                    ----
                            High       Low         High      Low
Fiscal Quarter Ended       Trade      Trade        Trade     Trade

         March 31          $32      $31 1/2       $28 1/8    $28
         June 30            30       28            33         28
         September 30       28       28            33 1/2     27
         December 31        28       28            33         29 1/8

     There is no established public trading market for the Limited Partner Units. During the 60-day period that ended March 23, 1998, there were two bids to purchase at $31.00 per unit. The source of the bid quotations is through a matching service made available by the Partnership, and the bids represent non-binding indications of interest in buying and not a firm commitment to buy. On March 23, 1998 there were approximately 420 record holders of Limited Partner Units of the Partnership.

     On each of April 17,1997 and April 18, 1996, the Partnership made cash distributions of $3.25 per unit. No other cash distributions were made during 1996 and 1997.

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


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for each of the years in the five year period ended December 31, 1997 are derived from the financial statements of the Partnership, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements for the years ended December 31, 1997, 1996, and 1995, and the auditors' report thereon, are included in Part II, Item 8.

                (In thousands, except per unit or share amounts)
                            Years Ended December 31,
Selected Statement of      1997    1996    1995     1994    1993
                           ----    ----    ----     ----    ----
 Earnings Data:

 Homesite sales        $2,733  $3,387  $4,992   $3,331  $2,061
 Marina revenues        3,791   3,156   3,065    3,062   2,451
 Gain on land sales       661      40     498       67     229
 Equity in earnings of
   investee companies     992     386     920      693      45
 Other revenues           726     723     602      409     369
 Earnings before
  income taxes          3,742   3,034   4,391    2,705   1,739
 Net earnings           3,742   3,034   4,391    2,705   1,739
 Earnings per
  unit  (1)              5.54    4.49    6.50     4.01    2.57
 Cash distribution
  per unit (1)           3.25    3.25    2.00     1.00     .85

                                  As of December 31,
Selected Balance Sheet  1997    1996    1995     1994     1993
                        ----    ----    ----     ----     ----
 Data:

 Total assets         $20,038  $18,450  $17,691  $14,459  $12,449
 Debt obligations         -       -        -        -        -
 Partners' equity      19,178   17,630   16,786   13,744   11,708


  1 Earnings and cash distribution per unit have been calculated on the following basis:

                                                                        Earnings Cash Distribution
                                                    General        Limited           General          Limited
                      Period                     Partner Units   Partner Units    Partner Units     Partner Units
                      ------                     -------------   ------------     -------------      ------------
               1997                                 201,188         473,947          201,188           473,947
               1996                                                                  196,714           478,421
               July 1 - Dec.31                      201,188         473,947
               Jan 1 - June 30                      196,714         478,421
               1995                                 196,714         478,421          196,714           478,421
               1994                                 196,714         478,421          196,714           478,421
               1993                                                                  179,949           495,186
               July 1 - Dec. 31                     196,714         478,421
               Jan. 1 - June 30                     179,949         495,186


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The  following   discussion   and  analysis  is  intended  to  address  the
significant factors affecting the Partnership's results of operations and financial condition. It is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements and related notes, and the Selected Financial Data, included elsewhere herein. Also see Item 1 - "Business" for additional discussion of operations.

General
     The Partnership's principal sources of revenue in 1997 were consistent with 1996, and included revenue from homesite sales, marine operations, equity in earnings of investee companies, and interest and rental income.

     The Partnership's primary sources of revenue were from homesite sales, which accounted for 31 percent in 1997 compared with 44 percent for 1996 and 50 percent in 1995, and marine operations, which accounted for 43 percent of the Partnership's revenues in 1997 as compared to 41 percent in 1996 and 30 percent in 1995. In addition, equity in earnings from investee companies accounted for 11 percent of revenue in 1997 as compared to 5 percent in 1996 and 9 percent in 1995.

Homesite Sales

     During 1997, the Partnership sold 21 homesites which compares to 26 homesites sold in 1996 and 44 in 1995. The following table illustrates the dispersion of homesite sales by community:


           Year          Bridgewater           Cambridge        Morse Overlook
                         -----------           ---------        --------------
           1997               7                    13                  1
           1996               4                    18                  4
           1995               4                    40                  0

     The Partnership is the general partner of The Marina I L.P. ("Marina I"), which has developed homesites in Cambridge. During 1997, Marina I sold 21 homesites from Cambridge as compared to 17 homesite sales in 1996 and 31 in 1995. Marina I recorded $104,600 in revenue during 1997 as its share from the Partnership's sale of a homesite that was partially owned by Marina I, as compared to $151,000 in 1996.

     The Partnership received distributions of $495,000 from Marina I in 1997 as compared with $398,000 in 1996 and $810,000 in 1995.

     The Partnership's development or sales of investment real estate and residential homesites is affected by several factors such as economic conditions, interest rates, zoning, environmental regulation, availability of utilities, population growth in the area, and competition.

Marine Operations

     The principal sources of revenues for the marine business are the rental of boat docks, boat launching fees, boat sales, and service repair work. To a lesser extent, revenues are generated from winter boat storage, and the sale of gasoline, boating accessories, boat docks, lifts, food items and miscellaneous services. Most docks at the Morse Marina and Geist Marina are rented for the April to October boating season. Annual dock rental payments are due prior to the beginning of the boating season resulting in the majority of cash being received during the first six months of the year; most expenses, however, occur during the peak boating months of the summer. Boat dock revenues are deferred when received and recognized as earned during the boating season. Winter boat storage generates revenues for the October to April storage season, and is recognized as earned during the storage season.

     The Partnership's marine operations are affected by weather conditions, since inclement weather tends to discourage boating and reduce revenues. Also, because Geist and Morse Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous. Marine operations are also affected by economic conditions, including inflation. During recessionary periods, recreational boating decreases and revenues from the operation of the marinas decrease accordingly. Increases in the cost of boating caused by inflation also adversely affect the Partnership.

Liquidity and Capital Resources

     The General Partner of the Partnership believes that current funds and funds generated by homesite sales, marine operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 1998. On December 31, 1997, the Partnership had cash and cash equivalents, including short-term investments, of $5,532,000. On December 31, 1997, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 1998. During 1997, the Partnership expended approximately $1,724,000 for home and homesite development costs. In addition, approximately $255,000 was spent for the Partnership's commercial properties, and $740,000 was expended for marina property and equipment.

     On a long-term basis, major sources of liquidity are expected to be revenues from marine operations, sales of homesites and investment land, distributions from investee companies, and if necessary, bank borrowings. The Partnership currently expects that funds from current reserves, operating cash flow, and normal short-term lines of credit will be sufficient to satisfy future capital needs.

Results of Operations

     1997 Compared to 1996. Net earnings increased by $709,000 in 1997 from 1996. This increase was primarily due to increased equity earnings from Marina I of $510,000, an increase in earnings after direct costs of $240,000 from marine operations, and an increase in gains on the sale of investment land of $621,000. Such increases were partially offset by a decrease in earnings from the sale of homesites of $640,000.

     Earnings from homesite sales were $1,368,000 in 1997, which compares to $2,008,000 in 1996. There was an increase in net earnings per homesite sale in 1997 as a result of the sale of a higher percentage of waterfront homesites.

     The Partnership recognized $962,000 as its share of the earnings from Marina I in 1997, compared to $461,000 in 1996. Such increase is the result of an increase in homesite sales to $3,057,000 in 1997 as compared to $1,364,000 in 1996.

     The decrease in the Partnership's income from homesite sales is substantially offset by the increase in equity income from Marina I. This is the result of the remaining Cambridge homesites being predominantly owned by Marina I rather than the Partnership; therefore, future homesite sales from Cambridge will be substantially from Marina I. The sales by Marina I are not reflected in homesite sales in the Partnership's Statement of Earnings, rather the Partnership's share of net earnings is included as equity in earnings on the Statement of Earnings.

     During 1997, the Partnership sold commercial property held for investment at Geist Crossing for an aggregate $1,307,000, which resulted in a gain of $661,000 compared to a gain of $40,000 in 1996.

     Earnings from marine operations increased in 1997 over 1996 as a result of an increase in revenues of $634,000. This results from increases in all significant areas of marine operations.

     The Partnership is a 50 percent owner in Flatfork Creek Utility,  Inc. (See
Item 1 "Business") As a result, the Partnership recognized equity income in 1997 of $20,000 compared with an equity loss of $$90,000 in 1996. Flatfork expects minor operating losses for the next several years.

     General and administrative expenses increased by $117,000 in 1997 compared to 1996. The principal increase relates to increases of $28,000 in property taxes, $48,000 in professional fees and $55,000 in employee costs. All other elements of general and administrative expense were generally consistent in 1997 with 1996.

     On April 17, 1997, the Partnership made a cash distribution to the partners of record on April 3, 1997, of $3.25 per unit of partnership interest, for a total of $2,194,000.

     1996 Compared to 1995. Net earnings decreased by $1,358,000 in 1996 from 1995. This decrease was primarily due to a decrease in equity earnings from Marina I of $519,000, a decrease in gains on the sale of investment land of $458,000, and a decrease in homesite sales less related direct costs of $392,000.

     Earnings from homesite sales were $2,008,000 in 1996, which compares to $2,004,000 in 1995. There was an increase in net earnings per homesite sale in 1996 as a result of the sale of a premier homesite on the peninsula in Bridgewater, and the sale of a home in Cambridge that the Partnership had used as a sales office. In the fourth quarter of 1996, the Partnership reversed four homesite sales as a result of two insolvent builders.

     The Partnership recognized $461,000 as its share of the earnings from Marina I in 1996, compared to $980,000 in 1995. Such decrease is the result of a decrease in homesite sales to $1,364,000 in 1996 as compared to $2,947,000 in 1995.

     During 1996, the Partnership sold commercial property held for investment at Geist Crossing for a gain of $40,000, compared to a gain in 1995 of $498,000.

     General and administrative expenses increased by $117,000 in 1996 compared to 1995. This increase primarily results from an increase in salaries and wages of $53,000, an increase of legal fees of $29,000

     On April 18, 1996, the Partnership made a cash distribution to the partners of record on April 4, 1996, of $3.25 per unit of partnership interest, for a total of $2,194,000. This compares to a cash distribution of $2.00 per partnership unit on April 17,1995.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following are the financial statements of the Partnership and The Marina I L.P. for the years ended December 31, 1997, 1996, and 1995, and the independent auditors' reports thereon. A list of the reports and financial statements appears in response to Item 14 of this report.

                         THE MARINA LIMITED PARTNERSHIP

                              Financial Statements

                           December 31, 1997 and 1996






                   (With Independent Auditors' Report Thereon)

Independent Auditors' Report


The Partners
The Marina Limited Partnership:

We have audited the accompanying balance sheets of The Marina Limited Partnership as of December 31, 1997 and 1996, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP
Indianapolis, Indiana
February 13, 1998

                         THE MARINA LIMITED PARTNERSHIP

                                 Balance Sheets

                           December 31, 1997 and 1996


               Assets                                                                      1997            1996
               ------                                                                      ----            ----

Cash and cash equivalents                                                            $   5,531,556        4,591,103
Investment in U.S. Treasury note                                                             -              996,875
Receivables from homesite sales                                                          1,468,895        1,460,990
Other receivables and assets                                                               519,445          612,229

Properties held for sale:
     Homesites available for sale                                                        1,864,770        2,107,566
     Homes available for sale                                                            1,743,092             -
     Land and land improvements (note 3)                                                   735,678        1,537,940
                                                                                      ------------      -----------
                                                                                        11,863,436       11,306,703
                                                                                      ------------      -----------
Property and equipment (note 2):
     Marine property and equipment, net                                                  2,630,222        2,080,772
     Recreational facilities, net                                                          508,001          362,461
     Commercial properties, net                                                          2,472,045        2,562,076
                                                                                       -----------      -----------
                                                                                         5,610,268        5,005,309
                                                                                       -----------      -----------
Other investments (note 4):
     Marina I                                                                            2,404,228        1,931,943
     Dockside Cafe                                                                         139,119          205,651
     Flatfork Creek Utility                                                                 20,482              -
                                                                                      ------------       ----------

                                                                                      $ 20,037,533       18,449,606
                                                                                      ============       ==========
     Liabilities and Partners' Equity

Accounts payable                                                                           590,865          518,651
Accrued bonuses                                                                             66,666           56,305
Deferred revenues and sale deposits                                                        202,195          137,223
Amount payable to Flatfork Creek Utility (note 1)                                              -            107,778
                                                                                      ------------     ------------
              Total liabilities                                                            859,726          819,957
                                                                                      ------------     ------------

Partners' equity:
     General partner - 201,188 units                                                     5,731,363        5,270,017
     Limited partners - 473,947 units                                                   13,446,444       12,359,632
                                                                                        ----------       ----------
              Total partners' equity                                                    19,177,807       17,629,649
                                                                                        ----------       ----------

                                                                                      $ 20,037,533       18,449,606
                                                                                        ==========       ==========

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings

                  Years ended December 31, 1997, 1996 and 1995


                                                                         1997              1996            1995
                                                                         ----              ----            ----

Revenues:
     Homesite sales                                                 $  2,733,459         3,386,508        4,992,000
     Marine operations                                                 3,790,502         3,156,123        3,064,744
     Equity in earnings of investee companies (note 4)                   992,234           386,089          919,835
     Interest income445,628                                              428,338           398,497
     Rental income, net (note 6)                                         210,660           202,504          127,231
     Recreational facilities, net                                         69,033            91,754           76,681
     Gain on sales of land held for investment (note 3)                  661,164            39,981          498,373
                                                                      ----------       -----------     ------------
                                                                       8,902,680         7,691,297       10,077,361
                                                                      ----------       -----------     ------------
Costs and expenses:
     Cost of homesites sold and related expenses                       1,365,040         1,378,868        2,591,991
     Marine operations                                                 2,677,554         2,282,929        2,225,179
     General and administrative                                        1,036,074           919,277          802,335
     Management fees paid to general partner (note 1)                     81,665            76,515           66,420
                                                                     -----------       -----------    -------------
                                                                       5,160,333         4,657,589        5,685,925
                                                                     -----------       -----------    -------------

              Net earnings                                             3,742,347         3,033,708        4,391,436

Net earnings attributable to general partner                           1,115,207           894,471        1,279,532
                                                                       ---------        ----------      -----------

Net earnings attributable to limited partners                        $ 2,627,140         2,139,237        3,111,904
                                                                       =========         =========      ===========

Weighted average number of limited
     partner units outstanding                                           473,947           476,184          478,421
                                                                      ==========        ==========     ============

Net earnings per limited partner unit                            $          5.54              4.49             6.50
                                                                      ==========        ==========     ============


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                         Statements of Partners' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                  General             Limited             Total
                                                                 partner's           partners'          partners'
                                                                  equity              equity             equity
                                                                  ------              ------             ------
Balance December 31, 1994                                      $ 4,021,726            9,722,724         13,744,450

     Distributions to partners ($2.00 per unit)                   (393,428)            (956,842)        (1,350,270)
     Net earnings                                                1,279,532            3,111,904          4,391,436
                                                                 ---------          -----------        -----------

Balance December 31, 1995                                        4,907,830           11,877,786         16,785,616

     Distributions to partners ($3.25 per unit)                   (639,321)          (1,554,868)        (2,194,189)
     Exchange of 4,474 units, net                                  105,721             (105,721)                -
     Utility refunds                                                 1,316                3,198              4,514
     Net earnings                                                  894,471            2,139,237          3,033,708
                                                                ----------          -----------        -----------

Balance December 31, 1996                                        5,270,017           12,359,632         17,629,649

     Distributions to partners ($3.25 per unit)                   (653,861)          (1,540,328)        (2,194,189)
     Net earnings                                                1,115,207            2,627,140          3,742,347
                                                                 ---------          -----------        -----------

Balance December 31, 1997                                      $ 5,731,363           13,446,444         19,177,807
                                                                 =========           ==========         ==========


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                                           1997             1996           1995
                                                                           ----             ----           ----
Cash flows from operating activities:
    Net earnings                                                        $ 3,742,347       3,033,708       4,391,436
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation of properties                                           403,757         384,128         279,747
       Equity in earnings of investee companies                            (992,234)       (386,089)       (919,835)
       Receivables on current year=s homesite sales                        (723,283)       (586,949)     (1,680,536)
       Collection of prior years= homesite sales                            715,378       1,054,228         539,734
       Gain on sales of land held for investment                           (661,164)        (39,981)       (498,373)
       Homes and homesite development costs                              (1,727,510)     (1,164,570)     (2,537,941)
       Cost of homesites sold                                               500,253       1,001,458       2,221,466
       Change in operating assets and liabilities                           132,553        (122,307)        297,444
                                                                         ----------      ----------      ----------
          Net cash provided by operating activities                       1,390,097       3,173,626       2,093,142
                                                                          ---------       ---------       ---------

Cash flows from investing activities:
    Distributions received from Marina I                                    499,467         397,630         810,200
    Distributions received from Dockside Cafe                                66,532          37,324          46,000
    Additions to marine property and equipment                             (753,541)       (189,402)       (688,621)
    Additions to recreational facilities                                   (174,788)         (8,295)       (432,653)
    Additions to commercial properties                                      (80,387)       (207,534)     (1,121,341)
    Land and land development costs                                         (11,127)       (777,770)       (593,132)
    Proceeds from sales of land held for investment                       1,201,514          44,250       2,278,000
    Maturity (purchase) of U.S. Treasury note                               996,875        (996,875)             -
                                                                         ----------      ----------       ---------
          Net cash provided (used) by investing activities                1,744,545      (1,700,672)        298,453
                                                                          ---------       ---------      ----------

Cash flows from financing activities:
    Distributions to partners                                            (2,194,189)     (2,194,189)     (1,350,270)
    Utility refunds received                                                    -             4,514              -
                                                                         ----------      ----------       ---------
          Net cash used by financing activities                          (2,194,189)     (2,189,675)     (1,350,270)
                                                                          ---------       ---------       ---------

          Net increase (decrease) in cash
             and cash equivalents                                           940,453        (716,721)      1,041,325

Cash and cash equivalents at beginning of year                            4,591,103       5,307,824       4,266,499
                                                                          ---------       ---------       ---------

Cash and cash equivalents at end of year                                $ 5,531,556       4,591,103       5,307,824
                                                                          =========       =========       =========


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995


(1)  Summary of Significant Accounting Policies

     General

     The Marina Limited Partnership became a publicly traded limited partnership on December 30, 1986, and the limited partnership units are registered securities and currently represent approximately 70 percent of the total Partnership units (62 percent after the conversion of 56,764 units into shares of common stock of the general partner in 1998). The remaining units are owned by Marina II Corporation, the general partner, which has the authority to manage the affairs of the Partnership. The economic interests in the Partnership represented by general partner units and limited partner units are identical. The general partner receives management fees equal to three percent of the Partnership's gross margin on marine operations, rental income and recreational facilities.

     As a partnership, the allocated share of the Partnership=s taxable income is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements. The tax basis of assets and liabilities exceeds the book basis by $441,000 at December 31, 1997. In order to continue partnership tax treatment, it was necessary for the Partnership to restrict public trading of the limited partner units, and as of December 20, 1997, limited partner units are no longer traded on NASDAQ. Buyers and sellers are required to contact the Partnership to follow a prescribed process to buy or sell units.

     The majority of the Partnership=s activities and operations are located in the Geist Lake area northeast of Indianapolis, Indiana and in the Morse Lake area north of Indianapolis. Its primary activities are the development of homes and homesites for sale and marine operations at Geist and Morse Lakes.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash balances, money market investments with maturities of less than three months, and U.S. Treasury bills with maturities of less than twelve months.

     The Partnership maintains a separate trustee accounting of unclaimed limited partner unit distributions.

     Properties Held for Sale

     Properties held for sale are carried at the lower of cost or estimated fair value less costs to sell. Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. Land and land improvement costs are allocated to land sales and homesite projects using the relative sales value and the specific identification methods. Properties are classified as available for sale when marketing of the properties for sale is authorized by management.

     In 1997, the Partnership began a homebuilding division with the acquisition of the assets of Chesapeake Building Corporation for a cash payment of $175,000. The former owner of Chesapeake is related to the president of the general partner. Homes are being built on land development sites owned by the Partnership and the Marina I L.P.

     Sales of residential homesites are for cash, on builder contract, or with purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second year and 12% thereafter. The portion of the sales price which may be refundable under builder programs is deferred until the refund period expires. Land sales are generally for cash. Costs of properties sold are determined by the relative sales value of the property to the total project.

     At the time a homesite is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. for the cost of certain utility hook-up charges which is included in the cost of the homesite sold.

     Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. The recreational facilities are adjacent to homesite developments at Geist Lake for which residents of the developments pay a fee for the use of the facilities. Commercial properties represent developed restaurant and other retail properties which are generally leased under short-term arrangements. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Since the recreational facilities and retail properties are only incidental minor operations, the results are shown on a net basis in the statements of earnings.

     Other Investments

     The equity method is used to account for the Partnership=s 50% general partner investment in The Marina I L.P. (Marina I), its 40% limited partner investment in Dockside Cafe, L.P., and its 50% corporate investment in Flatfork Creek Utility, Inc. The Partnership's share of the net earnings and losses of these businesses is included currently in earnings.

     Utility Refunds

     When the Partnership's predecessor was formed in April 1982, it acquired rights under utility refund agreements which were not recorded at that time as future receipts could not be estimated. As such, utility refunds related to that period are recorded as capital contributions when received.

     Rental Income

     All leases are classified as operating leases, and minimum rents are recognized monthly based on the terms of the lease. Percentage rents are recognized monthly based on reported sales.

     Financial Instruments

     The carrying amounts of the receivables approximate their fair value as the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

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

     The Partnership evaluates all of its real estate investments periodically to assess whether any impairment is present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

(2)  Property and Equipment

     Property and equipment principally consisting of land, land improvements, marine and retail facilities, boat docks, and equipment used in the marine operations located on Morse and Geist Lakes are summarized following:


                                                                                 1997           1996
                                                                                 ----           ----
                  Land and land improvements                                 $ 1,209,047       1,209,047
                  Buildings and equipment                                      7,848,440       6,853,757
                                                                               ---------       ---------
                                                                               9,057,487       8,062,804
                  Accumulated depreciation                                     3,447,219       3,057,495
                                                                               ---------       ---------

                                                                             $ 5,610,268       5,005,309
                                                                               =========       =========

(3)    Land and Land Improvements

       At December 31, land and land improvements consisted of the following:


                                                                                   1997           1996
                                                                                   ----           ----

                  Unimproved land and residential land
                     under development                                         $ 620,158         945,372
                  Commercial sites                                               115,520         592,568
                                                                                 -------      ----------

                                                                               $ 735,678       1,537,940
                                                                                 =======       =========

     The Partnership sold commercial and a 13 acre parcel of farm land in 1997, to unrelated parties for cash resulting in revenues and gains as follows:

                                           1997          1996          1995
                                           ----          ----          ----

          Revenue                    $ 1,307,055       44,250       2,278,000
          Gain                          661,164        39,981         498,373

(4)  Other Investments

     Marina I

     The Partnership is a general partner with Irving Materials, Inc. as limited partner in Marina I which develops homesites and other land near Geist Lake. The Partnership=s equity in the earnings of Marina I amounted to $961,813 in 1997, $461,405 in 1996, and $979,957 in 1995.

     The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 1997 and 1996 and for the years then ended:

                                                        1997           1996
                                                        ----           ----

        Cash and cash equivalents                   $    553           847
        Homes and homesites available for sale
           and land and land improvements              3,719         3,071
        Receivables from homesite sales                  652           289
        Other assets                                     407             3
        Liabilities                                     (222)         (145)
                                                       ------        ------
        Partners' equity                             $ 5,109          4,065
                                                       =====          =====
        Homesite sales and other revenues              3,156          1,444
        Cost of homesites sold and expenses            1,311            579
                                                       -----          -----

               Net earnings                          $ 1,845            865
                                                       =====         ======

     The Partnership pays various operational costs incurred for Marina I, which are reimbursed at actual or allocated amounts.

     Dockside Cafe

     The Partnership is a limited partner with Dockside Cafe, Inc. as general partner for the operation of restaurants at the Geist and Morse Lake marinas. The Partnership constructed the restaurants and leases them to Dockside Cafe, L.P.

     Flatfork Creek Utility, Inc.

     In 1990, the Partnership acquired property to construct a wastewater treatment plant to serve homesites to be developed in the Geist Lake area by the Partnership, Marina I and other developers. In 1993, Flatfork Creek Utility, Inc. (the Corporation) was formed to complete the construction of, and then operate, the wastewater water treatment plant (the Utility). The Partnership transferred $738,000 of assets and $424,000 of liabilities related to the Utility to the Corporation, as its sole shareholder. The Partnership then sold 50% of its interest in the Corporation to Irving Materials, Inc. for $157,000. The wastewater treatment plant became operational in November 1994. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission.

     To date, the Corporation's only customers are the Partnership, Marina I and the resident homeowners of homesites developed by the Partnership and Marina I. In January 1997, the Partnership and Marina I paid $196,812 and $590,436, respectively, as advance payments for future utility hook-ups. The Partnership recognized income of $20,482 in 1997 and a loss of $93,000 in 1996 as its share of the Corporation=s results of operations.

     The Partnership, along with Irving Materials, Inc., are both guarantors of the Corporation's $2,500,000 loan, of which $1,566,954 was outstanding at December 31, 1997.

(5)  Notes Payable to Bank

     The Partnership has a $2,000,000 unsecured line of credit which matures July 1, 1998 and bears interest at the bank=s prime rate. There were no borrowings on the line of credit through December 31, 1997.

(6)  Rental Income

     The restaurant facility at the Geist Lake Marina is leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $7,500 plus a percentage of sales over stated bases. Overage rents of $69,600, $90,000 and $94,200 for 1997, 1996 and 1995 sales, respectively, are included in rental income.

     The restaurant facility at Morse Lake Marina is also leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $5,000 plus a percentage of sales over stated bases. No overage rents were due for 1997, 1996 or 1995.

     During 1995, the Partnership began operating a 20,000 square foot retail and office development known as Marina Village. Included in rental income is $210,600, $149,700 and $29,900 for 1997, 1996 and 1995, respectively, from the retail tenants. At December 31, 1997, occupancy was 100% including 2,000 square feet which is the office of the Partnership. In addition to minimum rent, the leases require reimbursements of specified operational expenses.

                         THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements



     The Partnership also leases certain real estate under short-term operating leases for which rental income amounted to $15,200, $6,200 and $16,900 in 1997, 1996 and 1995, respectively.

     The minimum rent payments due under operating leases in effect at December 31, 1997 are summarized as follows:



                                                    Marina
                                  Restaurants       Village         Total
                                  -----------       -------         -----
             1998                 $ 149,400         238,900        388,300
             1999                   149,400         245,100        394,500
             2000                   149,400         207,600        357,000
             2001                    12,500          72,100         84,600
             2002                        -           42,800         42,800
                                  ---------        --------      ---------

                                  $ 460,700         806,500      1,267,200
                                  =========         =======      =========

(7)  Segment Information

     The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for 1997, 1996 and 1995 is as follows (in thousands):

                                                  1997       1996       1995
                                                  ----       ----       ----

          Revenues:
              Homesite sales                     $ 2,733      3,387    4,992
              Equity in earnings of
                homesite investee company            962        461      980
              Marine operations                    3,791      3,156    3,065
              Other                                1,417        687    1,040
                                                   -----      ------  ------
                                                 $ 8,903      7,691   10,077
                                                   =====      =====   ======
            Operating income:
               Homesite sales, including
                 equity in earnings
                 of homesite investee company     2,330       2,469    3,380
               Marine operations                  1,113         873      840
               Other                              1,417         688    1,040
               Administration                    (1,118)       (996)    (869)
                                                  -----       ------   ------
                                                $ 3,742       3,034    4,391
                                                  =====       =====   =======
             Depreciation expenses:
                Homesite sales                      17            4        2
                Marine operations                  171          163      142
                Other                              216          217      136
                                                 -----        -----      ---
                                               $   404          384      280
                                                ======        =====      ===

                               THE MARINA I L. P.

                              Financial Statements

                           December 31, 1997 and 1996







                   (With Independent Auditors' Report Thereon)

Independent Auditors' Report


The Partners
The Marina I L. P.:

We have audited the accompanying balance sheets of The Marina I L. P. as of December 31, 1997 and 1996, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina I L. P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP
Indianapolis, Indiana
February 13, 1998

                               THE MARINA I L. P.

                                 Balance Sheets

                           December 31, 1997 and 1996


               Assets                                                                       1997             1996
               ------                                                                       ----             ----
Cash and cash equivalents                                                             $    553,361          847,197
Receivables from homesite sales                                                            651,656          288,756
Other receivables and assets                                                                18,238            3,452

Prepaid hook-up fees to Flatfork Creek Utility                                             388,930               -

Homes and homesites available for sale                                                   2,623,338        2,020,953
Land and land improvements                                                               1,095,715        1,049,568
                                                                                         ---------        ---------

                                                                                       $ 5,331,238        4,209,926
                                                                                         =========        =========
     Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                       60,470           39,426
Deferred revenues and sale deposits                                                         62,500           20,000
Accounts payable to affiliates                                                              99,017           85,200
                                                                                         ---------       ----------
              Total liabilities                                                            221,987          144,626
                                                                                         ---------       ----------

Partners' equity:
     General partner                                                                     2,351,124        1,884,443
     Limited partner                                                                     2,758,127        2,180,857
              Total partners' equity                                                     5,109,251        4,065,300
                                                                                         ---------        ---------

                                                                                       $ 5,331,238        4,209,926
                                                                                         =========        =========

See accompanying notes to financial statements.

                               THE MARINA I L. P.

                             Statements of Earnings

                  Years ended December 31, 1997, 1996 and 1995


                                                                         1997              1996              1995
                                                                         ----              ----              ----
Revenues:
     Homesite sales                                                  $ 3,056,941         1,363,884         2,946,813
     Interest income                                                      99,242            80,069            88,530
                                                                       ---------         ---------         ---------
                                                                       3,156,183         1,443,953         3,035,343
                                                                       ---------         ---------         ---------
Costs and expenses:
     Cost of homesites sold and related expenses                       1,281,591           569,181         1,133,518
     General and administrative                                           29,964             9,599             1,976
                                                                       ---------         ---------         ---------
                                                                       1,311,555           578,780         1,135,494
                                                                       ---------         ---------         ---------
              Net earnings                                             1,844,628           865,173         1,899,849

Net earnings attributable to general partner                             961,813           461,405           979,957
                                                                      ----------         ---------         ---------

Net earnings attributable to limited partner                        $    882,815           403,768           919,892
                                                                      ==========        ==========        ==========



See accompanying notes to financial statements.

                               THE MARINA I L. P.

                         Statements of Partners' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                                       General           Limited          Total
                                                                      partner's         partner's       partners'
                                                                       equity            equity          equity
                                                                       ------            ------          ------
Balance December 31, 1994                                           $ 1,650,911        1,806,377        3,457,288

     Distributions to partners                                         (810,200)        (789,800)      (1,600,000)
     Land contributed by partners                                           -            134,961          134,961
     Net earnings                                                       979,957          919,892        1,899,849
                                                                     ----------       ----------        ---------

Balance December 31, 1995                                             1,820,668        2,071,430        3,892,098

     Distributions to partners                                         (397,630)        (452,370)        (850,000)
     Land contributed by partners                                           -            158,029          158,029
     Net earnings                                                       461,405          403,768          865,173
                                                                     ----------       ----------       ----------

Balance December 31, 1996                                             1,884,443        2,180,857        4,065,300

     Distributions to partners                                         (495,132)        (429,131)        (924,263)
     Land contributed by partners                                            -           123,586          123,586
     Net earnings                                                       961,813          882,815        1,844,628
                                                                     ----------       ----------        ---------

Balance December 31, 1997                                           $ 2,351,124        2,758,127        5,109,251
                                                                      =========        =========        =========


See accompanying notes to financial statements.

                               THE MARINA I L. P.

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995



                                                                            1997             1996           1995
                                                                            ----             ----           ----

Cash flows from operating activities:
    Net earnings                                                        $ 1,844,628         865,173       1,899,849
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Receivables on current year=s homesite sales                        (551,962)       (125,415)       (448,877)
       Collection on prior years= homesite sales                            189,062         489,198         351,398
       Homes and homesites development costs                               (511,423)       (361,520)       (394,447)
       Cost of homesites sold                                               909,068         425,646         999,480
       Change in operating assets and liabilities                          (326,355)         56,298           7,588
                                                                          ---------       ---------       ---------
          Net cash provided by operating activities                       1,553,018       1,349,380       2,414,991
                                                                          ---------       ---------       ---------

Cash flows from investing activities:
    Land and land development costs                                        (922,591)       (492,403)        (32,699)
                                                                          ---------       ---------         --------
          Net cash used by investing activities                            (922,591)       (492,403)        (32,699)
                                                                          ---------       ---------         --------

Cash flows from financing activities:
    Distributions to partners                                              (924,263)       (850,000)     (1,600,000)
                                                                           --------        --------       ---------
          Net cash used by financing activities                            (924,263)       (850,000)     (1,600,000)
                                                                           --------        --------       ---------

          Net increase (decrease) in cash
             and cash equivalents                                          (293,836)          6,977         782,292

Cash and cash equivalents at beginning of year                              847,197         840,220          57,928
                                                                         ----------       ---------       ---------

Cash and cash equivalents at end of year                               $    553,361         847,197         840,220
                                                                         ==========      ==========       =========


See accompanying notes to financial statements.

                        THE MARINA I LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995


Summary of Significant Accounting Policies

General

The  Marina I L. P.  (Marina I) was  formed by The  Marina  Limited  Partnership
(TMLP) and Irving Materials, Inc. (Irving) to develop residential homesite land near Geist Lake northeast of Indianapolis, Indiana. Marina I is managed by Marina II, the general partner of TMLP. Certain expenses and costs incurred by Marina I are paid by TMLP and then reimbursed by Marina I based on actual or allocated amounts.

Contributions of land by Irving, the limited partner, are valued at amounts agreed upon by the partners which approximate the partners= tax basis in the land. Earnings and distributions are allocated as follows:

      For earnings from homesite sales on land contributed by Irving, Irving is first allocated an amount equal to 20% of the gross sales price less its tax basis in the land contributed, and TMLP is allocated 5% of the gross sales price. Any remaining earnings are allocated 40% to Irving and 60% to TMLP.

      For earnings from all other homesite sales, TMLP is first allocated a Amanagement fee@ based on profits from the homesite sales, with the remainder allocated 50% to each partner.

Cash and Cash Equivalents

Cash and cash equivalents include cash balances and money market investments with maturities of less than three months.

Homes and Homesites Available for Sale

Properties available for sale are carried at the lower of cost or estimated fair value less costs to sell. Properties are classified as available for sale when marketing of the properties for sale is authorized by management.

Sales of residential homesites are for cash, on builder contract, or purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second and 12% thereafter. The portion of the sales price which may be refundable under builder programs is deferred until the refund period expires. Costs of homesites sold are determined by the relative sales value of the homesite to the total project.

                               THE MARINA I L. P.

                          Notes to Financial Statements



At the time a lot is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. (whose partners are also TMLP and Irving) for the cost of certain utility hook-up charges which is included in cost of homesites sold. In January 1997, Marina I paid $590,436 to Flatfork Creek Utility, Inc. as advance payments for future utility hook-ups.


Land and Land Improvements

Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. These costs are allocated to homesite sales using the relative sales value and the specific identification methods.

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

The Partnership evaluates all of its real estate investments periodically to assess whether any impairment indications are present, including significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Income Taxes

As a partnership, the allocated share of the taxable income of Marina I is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in these financial statements.

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


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The following table presents certain information regarding the Directors and executive officers of the General Partner. Each person listed is a Director of the General Partner except for the Treasurer. Messrs. Rosenberg, Rosenberg II and Calabria are the executive officers of the General Partner. Unless otherwise indicated in a footnote, the principal occupation of each Director or executive officer has been the same for the last five years.
                                                          Year of
        Name                Principal Occupation           Birth
        ----                --------------------           -----

Patrick J. Bruggeman   President, American Steel            1948
                       Investment Corporation, Ft.
                       Wayne, Indiana  (manufacturer
                       of wire rope)

Lawrence L. Buell      Certified Public Accountant and      1934
                       Member, Indiana House
                       of Representatives  (1)

Stanley E. Hunt        Retired (2)                           1930
Allen E. Rosenberg     President of the General Partner (3)  1935

Allen E. Rosenberg II  Vice President and Assistant          1955
                       Treasurer of the General Partner (4)

Donald J. Calabria     Vice President, Treasurer, and        1939
                       Secretary of the General Partner (5)

1. Mr. Buell was Executive Director of the Health and Hospital Corporation of Marion County from January 1984 to February 1994 and its Treasurer from February 1994 to January 1995.

2. Mr. Hunt was President of The Shorewood Corporation from 1977 through December 1994.

3. Mr. Rosenberg became President of the General Partner in 1982 and held the position of Treasurer from 1984 to June 1989.

4. Mr. Rosenberg II became Assistant Treasurer of the Company in 1987 and Vice President and a Director in 1997.

5. Mr. Calabria became Vice President & CFO, Treasurer and Secretary of the General Partner in June 1997. He had been Vice President and CFO of Natare Corp from 1992 to 1995 and Treasurer and CFO of The Beta Group from 1995 to 1996.

     All Directors serve annual terms until their successors are elected and have qualified. The Directors are elected by the shareholders of the General Partner. Mr. Rosenberg has served as a Director of the Company or General Partner since 1982. Mr. Hunt was elected as a Director in 1996 and Mr. Rosenberg II in 1997. All other Directors were elected in 1984. All officers serve at the pleasure of the Board of Directors. Mr. Rosenberg is the father of Mr. Rosenberg
II. There are no other family relationship between any of the executive officers and Directors of the General Partner.


ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed $100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 1997, 1996, and 1995.

                           SUMMARY COMPENSATION TABLE

Name and
Principal Position       Year        Salary       Bonus
------------------       ----        ------       -----
Allen E. Rosenberg
President,               1997       $200,000      $180,667
Director of the          1996        199,653       187,992
General Partner          1995        174,462       202,525

Allen E. Rosenberg II
Vice President,          1997       $ 86,353      $103,206
Assistant Treasurer and  1996         18,000        55,000
Director of the          1995         18,000        19,681
General Partner

Each Director except Messrs. Rosenberg and Rosenberg II receives a fee of $5,000 per year, plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings.

Bonus Plans

     Allen E. Rosenberg is compensated under a plan whereby three percent of the proceeds or other revenues from sales of the Partnership's investment land have been paid to him for his stewardship of the Partnership's land. The following payments were made pursuant to that plan:

                                  Year            Amount
                                  ----           -------
                                  1997          $ 39,211
                                  1996          $  1,328
                                  1995          $ 68,340

     In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual homesite sales and five percent of the Partnership's share of the income from The Marina I L.P. are paid to Mr. Rosenberg. The following payments were made pursuant to that plan:

                                  Year            Amount
                                  ----           -------
                                  1997          $ 141,455
                                  1996          $ 186,664
                                  1995          $ 134,185

     Allen E. Rosenberg II is compensated under a plan whereby 12 percent of the profit (before general and administrative expenses) will be paid to him for each residence built and sold at Sail Place. In addition, Mr. Rosenberg II will receive 50% of the net profit (before general and administrative expenses) on each custom home sold. Under this plan, $75,000 was paid to Mr. Rosenberg II as the minimum amount payable under the plan. The minimum bonus payable in 1998 will be $100,000. In January 1997, $28,206 was paid to Mr. Rosenberg II as a discretionary bonus for construction completed in 1996 on behalf of the Partnership.

Management Fees Paid to the General Partner

     In addition to bonuses that may be paid from the proceeds of sales of the Partnership's land or other revenues (see " Bonus Plans" above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $82,000 in 1997, which is equal to three percent of the Partnership's gross margin on marine operations, recreational facilities, and rental income. The management fee is not paid on revenues from land sales and investment income.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership

     The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 23, 1998.

                                   Number of         Percent
                             Limited Partner Units     of
           Name                Beneficially Owned     Class
           ----                ------------------     -----
Patrick J. Bruggeman                 9,300             2.2%

Allen E. Rosenberg                   4,937 (1)         1.2%

Allen E. Rosenberg II                1,665 (2)         0.4%

Stanley E. Hunt                      1,000             0.2%

All Directors and Officers
  of the General Partner
  as a group (6 persons)            16,902 (3)         4.1%

 1.  Includes 4,937 Units owned by Mr. Rosenberg's wife.

 2.  Includes 1,665 Units owned by Mr. Rosenberg II's Children.

 3. Includes 6,602 Units owned by spouses or others. Also includes Units described in the above notes.

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

     During 1997, The Board of Directors of the General Partner approved the following transactions: (i) the gift by Mr. Rosenberg to his children, of shares of the General Partner equilavent to 60,000 Partnership Units; (ii) the acquisition of all of the shares of the General Partner, equilavent to 18,400 Partnership Units, owned by John Wooling, one of the Continuing Directors, by Allen E. Rosenberg II; and (iii) the conversion of 54,000 Limited Partner Units acquired in December 1997 by Mr. Rosenberg, and 2,764 Limited Partner Units owned by Mr. Rosenberg II, into a like number of General Partner Units. The Limited Partner Units were converted into General Partner Units in January 1998, which decreased the number of Limited Partner Units by 56,764 units, to 417,183 units, and increased the number of General Partner Units by 56,764 to 257,952 units.

     As of March 23, 1998 the General Partner owns a 38.2 percent interest in the profits, losses, capital, and distributions of the Partnership, which percentage is equal to the General Partner percentage of the Common Stock of the Company owned directly by the Continuing Directors at the time the Company was reorganized into the Partnership plus the net Limited Partner Units subsequently acquired and converted into General Partner Units.

     Three of the Continuing Directors, in addition to Mr. Hunt and Mr. Rosenberg II, are the current members of Board of Directors of the General Partner. The Directors of the General Partner manage and control the overall business and affairs of the General Partner and, consequently, those of the Partnership. The Directors of the General Partner are elected by the shareholders of the General Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners. Reflecting the additional conversion of Limited Partner Units in January 1998 by Mr. Rosenberg and Mr. Rosenberg II, ownership of the shares of the General Partner on March 23, 1998 is as set forth in the following table:

                                                                   Percentage
                          Shareholder                               Ownership
                          -----------                               ---------
                      Allen E. Rosenberg                               47.9%
                      Patrick J. Bruggeman                             17.2%
                      Allen E. Rosenberg II                            16.0%
                      Stanley E. Hunt                                   2.6%
                      Lawrence Buell                                     .8%
                      Other children of                                15.5%
                      Mr. Rosenberg

     Upon the withdrawal or removal of a General Partner, its participation in the General Partner Units will cease. Thereafter, the General Partner Units owned by the withdrawn or removed General Partner will change to Limited Partner Units.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Chesapeake Building Corporation, which was owned by Allen E. Rosenberg II, who is Vice President and Assistant Treasurer of the Partnership and the son of Allen E. Rosenberg, President of the General Partner, sold all of its assets to the Partnership in 1997 for the cash price of $175,000. Such transaction was approved by The Board of Directors of the General Partner.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

     (a) (1)  Financial Statements:

     The following financial statements of the Partnership and The Marina I L.P. appear in Part II, Item 8.

     Independent Auditors' Report.

     Balance Sheets -- December 31, 1997 and 1996.

     Statements of Earnings -- Years Ended December 31, 1997, 1996, and 1995.

     Statements of Partners' Equity -- Years Ended December 31, 1997, 1996 and 1995.

     Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995.

     Notes to Financial Statements.

     (a)(2)  Financial Statement Schedules:

     All schedules for which provision is made in the applicable regulations of the Commission have been omitted as the schedules are not required under the related instructions, or the required information is inapplicable, or the information is set forth in the financial statements included elsewhere herein.

    (a)(3)  Exhibits:

     The exhibits filed as a part of this Annual Report on Form 10-K, all of which are hereby incorporated by reference except financial statements and schedules and Exhibits 3.1, 3.2, 4.1 and 99.3, are:

Exhibit                                                Page No. or
Number                     Exhibit                      Filed With
-------                   ---------                     ----------

 3.1       Certificate of Limited Partnership of           (3)
           The Marina Limited Partnership

 3.2       Agreement of Limited Partnership of             (3)
           The Marina Limited Partnership

 4.1       Agreement of Limited Partnership of             (3)
           The Marina Limited Partnership defining
           the rights of security holders is filed
           as Exhibit 3.2

10.1       License Agreement, dated October 19, 1970,      (2)
           between Indianapolis Water Company and
           The Shorewood Corporation

10.2       Conveyances of Easement Rights for the          (2)
           purpose of Installing and Maintaining
           Boat Docks, dated June 30, 1982,
           executed by the Shorewood Corporation
           in favor of The Creek Land Company, Inc.

10.3       Consent to Assignment of License Rights,        (2)
           dated March 11, 1983, between Indianapolis
           Water Company, The Shorewood Corporation and The Creek Land Company, Inc.

27         Financial Data Schedule

99.1       Restated Articles of Incorporation of           (1)
           The Marina II Corporation

99.2       Restated Bylaws of The Marina II Corporation    (1)

99.3       Shareholders' Agreement                         (3)



1. Registration Statement on Form S-4 (Reg. No. 33-9367) filed by The Marina Limited Partnership on October 8, 1986.

2. Registration Statement on Form S-14 (Reg. No. 2-03600) filed by The Marina Corporation on October 3, 1984, as amended on November 13, 1984, and November 20, 1984.

3.  Annual Report on Form 10-K filed by The Marina Limited Partnership for 1993.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of 1997 by the Partnership.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Marina Limited Partnership


Date:  March 23, 1998                       By: /s/ Allen E. Rosenberg
                                               Allen E. Rosenberg,
                                               President of The Marina
                                               II Corporation, the General
                                               Partner of The Marina
                                               Limited Partnership


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                                       Capacity With
     Signature                     the General Partner            Date
     --------                      -------------------            ----

/s/ Patrick J. Bruggeman           Director                 March 23, 1998
Patrick J. Bruggeman

/s/ Lawrence L. Buell              Director                 March 23, 1998
Lawrence L. Buell


/s/ Stanley E. Hunt                Director                 March 23, 1998
Stanley E. Hunt


/s/ Allen E. Rosenberg       Director and President         March 23, 1998
Allen E. Rosenberg           (Principal Executive
                              Officer)

/s/ Allen E. Rosenberg II    Director,                      March 23, 1998
Allen E. Rosenberg II        Vice President
                             and Secretary

/s/ Donald J. Calabria       Vice President,                March 23, 1998
Donald J. Calabria           Treasurer,
                             and Secretary
                             (Principal Financial Officer)