Form 10-Q
period 1998-03-31
MARINA LIMITED PARTNERSHIP
filed 1998-05-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 1998        Commission File Number:  0-13174


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




             Indiana                                        35-1689935
(State  or   other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                        Identification Number)



11691 Fall Creek Road, Indianapolis, IN                       46256
------------------------------------------------            ----------
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

  A.  Balance Sheets - March 31, 1998, and December 31, 1997.

  B.  Statements of Earnings - Comparative three months ended
         March 31, 1998, and 1997.

  C.  Statements of Cash Flows - Comparative three months ended
         March 31, 1998, and 1997.

  D.  Note to Interim Financial Statements


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



                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                      March 31, 1998, and December 31, 1997
                                   (Unaudited)




      Assets                                     1998                1997
      ------                                     ----                ----
Cash and cash equivalents                  $  5,989,484         $ 5,531,556
Receivables from homesite sales               1,374,884           1,468,895
Other receivables and assets                  1,063,745             519,445

Properties held for sale:
         Homesites available for sale         1,631,098           1,864,770
         Homes available for sale             2,158,175           1,743,092
         Land and land improvements             734,395             735,678
                                             ----------           ---------
                                              4,523,668           4,343,540
                                             ----------           ---------
Property and equipment:
         Marine property and equipment,net    2,820,310           2,630,222
         Recreational facilities, net           503,842             508,001
         Commercial properties, net           2,429,187           2,472,045
                                             ----------          ----------
                                              5,753,339           5,610,268
                                             ----------          ----------
Other investments:
         Marina I                             2,659,439           2,404,228
         Dockside Cafe                          124,575             139,119
         Flatfork Creek Utility                   4,933              20,482
                                             ----------          ----------
                                           $ 21,494,067         $20,037,533
                                             ==========          ==========
   Liabilities and Partners' Equity

Accounts payable                                414,411             590,865
Accrued bonuses                                  58,458              66,666
Deferred revenues and sale deposits           1,003,581             202,195

                  Total liabilities           1,476,450             859,726
                                             ----------          ----------
Partners' equity:
         General partner                      6,052,233           5,731,363
         Limited partners                    13,965,384          13,446,444
                                             ----------          ----------
                  Total partners' equity     20,017,617          19,177,807
                                             ----------          ----------
                                           $ 21,494,067         $20,037,533
                                             ==========          ==========

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended March 31, 1998, and 1997
                                   (Unaudited)

                                                    1998             1997
                                                    ----             ----
Revenues:
  Homes and homesite sales                      $1,320,365         $  564,492
  Marine operations                                187,164            245,361
  Equity in earnings of investee companies         217,663            (22,775)
  Interest income                                  117,091            107,680
  Rental income, net                               131,000             53,898
  Recreational facilities, net                     (35,004)           (26,771)
  Gain on sales of land held for investment        234,275                 -
                                                  ---------            ------
                                                 2,172,554            921,885

Cost and expenses:
  Cost of homes and homesites sold
         and related expenses                     775,628             167,567
  Marine operations                               299,631             356,769
  General and administrative                      249,641             231,771
  Management fees paid to general partner           7,844               5,715
                                                ---------            ---------
                                                1,332,744             761,822
                                                ---------            ---------

              Net earnings                        839,810             160,063

Net earnings attributable to general partner      320,870              47,699
                                                ---------            ---------
Net earnings attributable to limited partners  $  518,940         $   112,364
                                                =========            =========

Weighted average number of limited
  partner units outstanding                       417,183             473,947

Net earnings per limited partner unit          $     1.24         $       .24
                                                 ========           =========


                  C.  THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1998, and 1997
                                   (Unaudited)

                                                                        1998          1997
                                                                        ----          ----
Cash flows from operating activities:
    Net earnings (loss)                                            $   839,810    $  160,063

         Adjustments to reconcile net earnings to net
           cash provided by operating activities:
       Depreciation of properties                                      105,967        87,001
            Equity in earnings of investee companies                  (217,663)       22,775
            Collection of receivables relating to prior
          years' homesite sales                                        251,511       200,451
        Receivables on current year's homesite sales                  (157,500)         -
        Gain on sales of land held for investment                     (234,275)         -
        Homes and homesite development costs                          (420,231)     (152,317)
         Cost of homesites sold                                        238,969        89,258
               Deferred revenues and sale deposits                     801,386       763,374
               Change in operating assets and liabilities             (728,962)     (688,190)
     Net cash provided by
               operating activities                                    479,012       482,415
                                                                      --------    ----------

Cash flows from investing activities:
    Investment in Dockside Cafe,
               net of distributions received                           (7,455)      (10,195)
    Additions to marine property and equipment                       (245,403)     (195,969)
    Additions to land and land development costs                       (1,801)      (36,710)
    Additions to cost of commercial properties                             -          2,044
    Additions to recreational facilities                               (3,635)      (69,580)
    Proceeds from sales of land held for investment                   237,210          -
    Net cash (used) by investing activities                           (21,084)     (310,410)

   Net increase in cash and cash equivalents                          457,928       172,005

Cash and cash equivalents at beginning of period                    5,531,556     4,591,103
                                                                    ---------     ---------
Cash and cash equivalents at end of period                       $  5,989,484    $4,763,108
                                                                    =========     =========

                        D. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
                   Three Months Ended March 31, 1998, and 1997
                                   (Unaudited)

Note (1) Basis of Presentation

A summary of significant accounting policies used by The Marina Limited Partnership is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1997 Annual Report Form 10-K.

The  interim  financial   statements  have  been  prepared  in  accordance  with
instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim financial statements at March 31, 1998, and for the three months ended March 31, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997.



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



Homesite Sales

During the three months ended March 31, 1998 the Partnership sold six homesites which compares to six homesites sold in 1997. There were no homesites sold in Bridgewater compared with two homesites sold in 1997. The Partnership sold two homesites from Cambridge compared with four homesites sold in 1997. The Partnership sold four homesites at Morse Overlook in 1998 compared with no homesites sold 1997.

The Partnership is the general partner of Marina I LP ("Marina I"), which has developed homesites in Cambridge. During the three months ended March 31, 1998 Marina I sold seven homesites from Cambridge as compared to no homesite sales in 1997.

                              Results of Operations
                        Three Months ended March 31, 1998
                           1998 Compared to 1997.

     Net earnings increased by $680,000 in 1998 from 1997. This increase was primarily due to an increase in earnings from the sale of homes and homesites of $148,000 and increased equity earnings from Marina I of $251,000. Revenue and earnings increase in this area is due to the sale of one home and an increase in average homesite price due to a higher proportion of waterfront homesite sales.

     Earnings from home and homesite sales were $545,000 in 1998, which compares to $397,000 in 1997.

     The Partnership recognized $255,000 as its share of the earnings from Marina I in 1998, compared to $4,000 in 1997. This increase is the result of homesite sales of $2,269,000 in 1998 as compared to $748,000 in 1997, which reflects the shift in homesite sales to Marina I due to the Partnerships' homesites in Cambridge being substantially sold.

     During 1997, the Partnership sold commercial property held for investment at Morse Lake for an aggregate $237,000, which resulted in a gain of $234,000.

     Other receivables and assets are higher on March 31, 1998 due to the seasonal increase in inventory of new boats.

     As of March 31, 1998, the Partnership collected $819,000 of advance dock rental toward the 1998 boating season. This is compared to $670,000 collected as of March 31, 1997. The rental payments are deferred when received and recognized as earned during the April to September boating season.

     On April 3, 1998, the Partnership made a cash distribution to the partners of record on March 23, 1998, of $3.50 per unit of partnership interest, for a total of $2,363,000. This compares to a cash distribution of $3.25 per partnership unit on April 17,1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE MARINA LIMITED PARTNERSHIP
                                     (Registrant)



                                    By: /s/ Donald J. Calabria
                                         Donald J. Calabria
                                         Vice President and
                                         Chief Financial Officer
                                         The Marina II Corporation
                                         General Partner of
                                         The Marina Limited Partnership
DATE: May 14, 1998