Form 10-Q
period 1998-06-30
MARINA LIMITED PARTNERSHIP
filed 1998-08-13
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 1998               Commission File Number:  0-13174


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




             Indiana                                 35-1689935
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                 Number)



11691 Fall Creek Road, Indianapolis, IN                  46256
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:  (317) 845-0270

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X            NO


                               Page 1 of 11 Pages

                           THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - June 30, 1998, and December 31, 1997.                 3

  B.  Statements of Earnings - Comparative three months ended
         June 30, 1998, and 1997.                                            4

    C.  Statements of Earnings - Comparative six months ended
         June 30, 1998, and 1997.                                            5

    D.  Statements of Cash Flows - Comparative six months ended
         June 30, 1998, and 1997.                                            6

  E.  Note to Interim Financial Statements                                   7


 Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                                       10

PART II.  OTHER INFORMATION

          (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


Signature                                                                   11


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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets

                     June 30, 1998, and December 31, 1997
                                   (Unaudited)

      Assets                                                      1998                  1997
      ------                                                      ----                   ----

Cash and cash equivalents                                        $  5,753,882         $ 5,531,556
Receivables from homesite sales                                     1,246,542           1,468,895
Other receivables and assets                                          512,368             519,445

Properties held for sale:
    Homesites available for sale                                    1,573,651           1,864,770
    Homes available for sale                                        2,071,572           1,743,092
    Land and land improvements                                        734,696             735,678
                                                                    4,379,919           4,343,540
                                                                    ---------          ----------
Property and equipment:
    Marine property and equipment,net                               2,801,032           2,630,222
    Recreational facilities, net                                      518,642             508,001
    Commercial properties, net                                      2,386,328           2,472,045
                                                                    5,706,002           5,610,268
                                                                    ---------          ----------
Other investments:
    Marina I                                                        2,698,340           2,404,228
    Dockside Cafe                                                      83,731             139,119
    Flatfork Creek Utility                                            (16,698)             20,482
                                                                   ----------          ----------
                                                                 $ 20,364,086         $20,037,533
                                                                   ==========          ==========

   Liabilities and Partners' Equity

Accounts payable                                                     483,803              590,865
Accrued bonuses                                                       91,183               66,666
Deferred revenues and sale deposits                                  740,293              202,195

         Total liabilities                                         1,315,279              859,726
                                                                  ----------           ----------

Partners' equity:
  General partner                                                  5,682,076            5,731,363
    Limited partners                                              13,366,731           13,446,444
         Total partners' equity                                   19,048,807           19,177,807
                                                                 -----------           ----------
                                                                $ 20,364,086          $20,037,533
                                                                  ==========           ==========

                               Page 3 of 11 Pages

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended June 30, 1998, and 1997
                                   (Unaudited)


                                                                                1998             1997
                                                                                ----             ----

Revenues:
  Homes and homesite sales                                                  $  975,698         $1,206,000
  Marine operations                                                          2,485,714          1,838,391
  Equity in earnings of investee companies                                     549,501            698,368
  Interest income                                                               91,566             99,582


     Rental income, net                                                         59,402             76,295
  Recreational facilities, net                                                  40,270             36,578
  Gain on sales of land held for investment                                        -               95,802
                                                                              ---------          ---------
                                                                              4,202,151         4,051,016

Cost and expenses:
  Cost of homes and homesites sold
         and related expenses                                                   728,467           613,159
  Marine operations                                                           1,734,596         1,210,499
  General and administrative                                                    294,602           242,260
  Management fees paid to general partner                                        37,249            32,105
                                                                              ---------         ---------
                                                                              2,794,914         2,098,023
                                                                              ---------         ---------
         Net earnings                                                         1,407,237         1,952,993

Net earnings attributable to general partner                                    537,670           581,985
                                                                              ---------         ---------

Net earnings attributable to limited partners                               $   869,567       $ 1,371,008
                                                                               ========         =========

Weighted average number of limited
  partner units outstanding                                                     417,183          473,947

Net earnings per limited partner unit                                       $      2.08       $     2.89
                                                                              =========        =========


                               Page 4 of 11 Pages

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                    Six Months Ended June 30, 1998, and 1997
                                   (Unaudited)


                                                                             1998           1997
                                                                             ----           ----

Revenues:
  Homes and homesite sales                                                $2,296,063         $1,770,493
  Marine operations                                                        2,672,878          2,083,752
  Equity in earnings of investee companies                                   767,164            675,593
  Interest income                                                            208,658            207,262
  Rental income, net                                                         177,328            130,193
  Recreational facilities, net                                                 5,266              9,807
  Gain on sales of land held for investment                                  234,275             95,802
                                                                           ---------          ---------
                                                                           6,361,632          4,972,902
Cost and expenses:
  Cost of homes and homesites sold
     and related expenses                                                  1,504,095            780,726
  Marine operations                                                        2,034,228          1,567,268
  General and administrative                                                 544,243            474,031
  Management fees paid to general partner                                     45,093             37,820
                                                                           ---------          ---------
                                                                           4,127,659          2,859,845
                                                                           ---------          ---------
        Net earnings                                                       2,233,973          2,113,057

Net earnings attributable to general partner                                 853,545            629,684
                                                                           ---------          ---------
Net earnings attributable to limited partners                            $ 1,380,428        $ 1,483,373
                                                                           =========          =========

Weighted average number of limited
   partner units outstanding                                                 417,183            473,947

Net earnings per limited partner unit                                    $      3.31         $     3.13
                                                                           =========          =========

                               Page 5 of 11 Pages

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six Months Ended June 30, 1998, and 1997
                                   (Unaudited)

                                                                             1998            1997
                                                                             ----            ----

Cash flows from operating activities:
    Net earnings (loss)                                                 $ 2,233,973      $2,113,057

    Adjustments to reconcile net earnings
    to net cash provided by operating activities:
       Depreciation of properties                                           211,935         185,691
            Equity in earnings of investee companies                       (767,164)       (675,593)
            Collection of receivables relating to prior
          years' homesite sales                                             375,754         269,087
        Receivables on current year's homesite sales                       (153,401)       (769,180)
        Gain on sales of land held for investment                          (234,275)       ( 95,802)
        Homes and homesite development costs                               (372,942)       (564,885)
        Cost of homesites sold                                              335,430         486,192
        Deferred revenues and sale deposits                                 538,098         512,377
        Change in operating assets and liabilities                          (75,468)       (126,516)
     Net cash provided by
       operating activities                                               2,091,939       1,334,428
                                                                          ---------       ---------
Cash flows from investing activities:

    Distributions Received from Marina I                                    545,463         (76,763)
    Investment in Dockside Cafe,
       net of distributions received                                        (20,157)         (8,382)
    Additions to marine property and equipment                             (281,440)       (293,364)
    Additions to land and land development costs                             (1,801)       (155,183)
    Additions to commercial properties                                           -           (3,800)
    Additions to recreational facilities                                     26,229          112,984
    Proceeds from sales of land held for investment                         237,210          260,000
    Net cash (used) by investing activities                                 493,360         (220,186)

 Cash flows from financing activities:
         Distribution to partners                                        (2,362,973)      (2,194,189)
                                                                        ------------      -----------
   Net Cash used in financing activities                                 (2,362,973)      (2,194,189)
   Net (decrease) increase in cash
         and cash equivalents                                               222,326       (1,079,947)

Cash and cash equivalents at beginning of period                          5,531,556        4,591,103
                                                                          ---------        ---------
Cash and cash equivalents at end of period                             $  5,753,882      $ 3,511,156
                                                                          =========        =========

                               Page 6 of 11 Pages

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
               Three and Six Months Ended June 30, 1998, and 1997
                                   (Unaudited)

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

The interim financial statements at June 30, 1998, and for the three and six months ended June 30, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.



                               Page 7 of 11 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997.


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

Homesite Sales

     During the three and six month periods ended June 30, 1998 and 1997 the Partnership sold homesites as follows:

                                    2nd Quarter                Six Months
                                    -----------                ----------
                                  1998       1997              1998       1997
                                  ----       ----              ----       ----
     Cambridge                     1           6                 3         10
     Bridgewater                   1           3                 1          5
     Morse Overlook                2           0                 6          0
                                  ----       ----              ----       ----
                                   4           9                10         15
                                  ====       ====              ====       ====

The Partnership is the general partner of Marina I LP ("Marina I"), which has developed homesites in Cambridge. During the three and six month periods ended June 30, 1998 and 1997 Marina I sold homesites from Cambridge as follows:

                                         June 30
                                  1998          1997
                                  ----          ----
                 2nd Quarter       14             5
                                  ====           ===
                 Six Months        21            12
                                  ====           ===

COMPUTER SYSTEMS AND YEAR 2000 ISSUES


     The Partnership is currently upgrading its computer systems to provide a more complete Management Information System, and accordingly will install software that is anticipated will properly recognize the year 2000 to avoid system failures. The cost of year 2000 compliance within this system change is not identifiable, but is not deemed material. However, no estimate can be made as to any adverse impact that may result from the failure of the Partnership's vendors or suppliers to become year 2000 compliant.

     If the Partnership or one or more of the third party vendors or suppliers fail to complete its year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Partnership's operations or financial position.


                               Page 8 of 11 Pages

                              Results of Operations
                         Six Months ended June 30, 1998

1998 Compared to 1997. Net earnings increased by $121,000 in 1998 from 1997. This increase was primarily due to increased equity earnings from Marina I of $165,000, an increase in earnings after direct costs of $122,000 from Marine operations, and an increase in gains on the sale of investment land of $138,000. These gains were partially offset by a decrease in earnings from home and homesite sales to $792,000 in 1998 compared to $990,000 in 1997.


     The increase in operating income of $122,000 from marine operations is the result of contributions from all elements of marine business.

     The Partnership recognized $840,000 as its share of the earnings from Marina I in 1998, compared to $675,000 in 1997. This increase is the result of homesite sales of $2,816,000 in 1998 as compared to $1,867,000 in 1997, which reflects the shift in homesite sales to Marina I due to the Partnerships' homesites in Cambridge being substantially sold.

     The increase in the cost of homes and homesites sold as a percentage of revenues is due to the Partnership's sale of three homes during the six month period ended June 30, 1998. These sales reflect a lower margin as compared to homesite sales.

     During 1998, the Partnership sold commercial property held for investment at Morse Lake for an aggregate $237,000, which resulted in a gain of $234,000. This compared to a gain of $96,000 on sale of investment property in 1997.

     As of June 30, 1998, the Partnership had $514,000 of unamortized advance dock rentals toward the 1998 boating season. This is compared to $474,000 as of June 30, 1997. The rental payments are deferred when received and recognized as earned during the April to September boating season.

     On April 3, 1998, the Partnership made a cash distribution to the partners of record on March 23, 1998, of $3.50 per unit of partnership interest, for a total of $2,363,000. This compares to a cash distribution of $3.25 per partnership unit on April 17, 1997.


                               Page 9 of 11 Pages

                              Results of Operations
                        Three Months ended June 30, 1998

1998 Compared to 1997. Net earnings decreased by $546,000 for the second quarter of 1998 as compared to 1997. This was primarily due to a decrease in earnings from the sale of homes and homesites of $346,000, a decrease in equity earnings from Marina I of $87,000 and a decrease in earnings from the sale of investment land of $96,000.

     Earnings from home and homesite sales were $247,000 in 1998, which compares to $593,000 in 1997.

     The Partnership recognized $584,000 as its share of the earnings from Marina I in 1998, compared to $671,000 in 1997. This decrease is the result of homesite sales of $1,660,000 in 1998 as compared to $1,788,000 in 1997.

     During the second quarter of 1998 the partnership sold no commercial land held for investment compared to a sale in 1997.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Pursuant to Item 305(e) of Regulation S-K, the Partnership is not required to provide information in response to this Item 3.

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


DATE: August 13, 1998









                              Page 11 of 11 Pages