Form 10-Q
period 1998-09-30
MARINA LIMITED PARTNERSHIP
filed 1998-11-16
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 1998    Commission File Number:  0-13174


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




          Indiana                                     35-1689935
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                           Number)



11691 Fall Creek Road, Indianapolis, IN                   46256
Address of principal executive offices)                 (Zip Code)



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


                     YES  X            NO



                               Page 1 of 11 Pages

                           THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - September 30, 1998, and December 31, 1997.        3

  B.  Statements of Earnings - Comparative three months ended
        September 30, 1998, and 1997.                                    4

  C.  Statements of Earnings - Comparative nine months ended
        September 30, 1998, and 1997.                                    5

  D.  Statements of Cash Flows - Comparative nine months ended
        September 30, 1998, and 1997.                                    6

  E.  Note to Interim Financial Statements                               7


 Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8

PART II.  OTHER INFORMATION

     (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)

Signature                                                               11



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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                    September 30, 1998, and December 31, 1997
                                   (Unaudited)

      Assets                                            1998             1997
      ------                                            ----             ----

Cash and cash equivalents ....................      $ 5,882,010      $ 5,531,556
Receivables from homesite sales ..............        1,226,387        1,468,895
Other receivables and assets .................          406,659          519,445

Properties held for sale:
    Homesites available for sale .............        1,452,524        1,864,770
    Homes available for sale .................        1,614,292        1,743,092
    Land and land improvements ...............          742,204          735,678
                                                    -----------      -----------
                                                      3,809,020        4,343,540
                                                    -----------      -----------
Property and equipment:
    Marine property and equipment,net ........        2,997,210        2,630,222
    Recreational facilities, net .............          510,924          508,001
    Commercial properties, net ...............        2,344,213        2,472,045
                                                    -----------      -----------
                                                      5,852,347        5,610,268
                                                    -----------      -----------
Other investments:
    Marina I .................................        2,827,948        2,404,228
    Dockside Cafe ............................          102,001          139,119
    Flatfork Creek Utility ...................        1,309,005           20,482
                                                    -----------      -----------
                                                    $21,415,377      $20,037,533

   Liabilities and Partners' Equity

Accounts payable .............................          752,275          590,865
Accrued bonuses ..............................          137,908           66,666
Deferred revenues and sale deposits ..........          163,184          202,195
                                                    -----------      -----------

         Total liabilities ...................        1,053,367          859,726
                                                    -----------      -----------

Partners' equity:
  General partner ............................        6,183,811        5,731,363
    Limited partners .........................       14,178,199       13,446,444
         Total partners' equity ..............       20,362,010       19,177,807
                                                    -----------      -----------

                                                    $21,415,377      $20,037,533

                               Page 3 of 11 Pages

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Three Months Ended September 30, 1998, and 1997
                                   (Unaudited)


                                                          1998           1997
                                                          ----           ----

Revenues:
  Homes and homesite sales .......................     $1,047,161     $  291,966
  Marine operations ..............................      1,666,882      1,289,423
  Equity in earnings of investee companies .......        164,324        207,738
  Interest income ................................        122,703        117,943
  Rental income, net .............................         90,612         28,952
  Recreational facilities, net ...................         73,355         85,187
  Gain on sales of land held for investment ......           --          566,144
  Miscellaneous ..................................           --            3,654
                                                       ----------     ----------
                                                        3,165,037      2,591,007

Costs and expenses:
  Cost of homes and homesites sold
         and related expenses ....................        622,403        194,506
  Marine operations ..............................        945,685        728,715
  General and administrative .....................        245,223        283,031
  Management fees paid to general partner ........         38,493         31,558
                                                       ----------     ----------
                                                        1,851,804      1,237,810

         Net earnings ............................      1,313,233      1,353,197

Net earnings attributable to general partner .....        501,717        403,248
                                                       ----------     ----------

Net earnings attributable to limited partners ....     $  811,516     $  949,949
                                                       ==========     ==========

Weighted average number of limited
    partner units outstanding ....................        417,183        473,947
                                                       ==========     ==========

Net earnings per limited partner unit ............     $     1.95     $     2.00
                                                       ==========     ==========

                               Page 4 of 11 Pages

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Nine Months Ended September 30, 1998, and 1997
                                   (Unaudited)

                                                          1998           1997

Revenues:
  Homes and homesite sales .......................     $3,343,223     $2,062,459
  Marine operations ..............................      4,339,760      3,373,176
  Equity in earnings of investee companies .......        931,488        883,331
  Interest income ................................        331,361        325,205
  Rental income, net .............................        267,940        159,146
  Recreational facilities, net ...................         78,621         94,993
  Gain on sales of land held for investment ......        234,275        661,946
  Miscellaneous ..................................           --            3,654
                                                       ----------     ----------
                                                        9,526,668      7,563,910

Costs and expenses:
  Cost of homes and homesites sold
         and related expenses ....................      2,126,528        975,230
  Marine operations ..............................      2,979,913      2,295,984
  General and administrative .....................        789,465        757,063
  Management fees paid to general partner ........         83,586         69,378
                                                       ----------     ----------
                                                        5,979,492      4,097,655

         Net earnings ............................      3,547,176      3,466,255

Net earnings attributable to general partner .....      1,355,280      1,032,933
                                                       ----------     ----------

Net earnings attributable to limited partners ....     $2,191,896     $2,433,322
                                                       ==========     ==========

Weighted average number of limited
  partner units outstanding ......................        417,183        473,947
                                                       ==========     ==========

Net earnings per limited partner unit ............     $     5.25     $     5.13
                                                       ==========     ==========

                               Page 5 of 11 Pages

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                 Nine Months Ended September 30, 1998, and 1997
                                   (Unaudited)

                                                                                       1998                     1997
Cash flows from operating activities:
    Net earnings                                                                   $ 3,547,176               $ 3,466,255

    Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:
         Depreciation of property and equipment                                        317,902                   267,286
         Equity in earnings of investee companies                                     (931,488)                 (833,331)
         Collection of receivables relating to prior
               years' homesite sales                                                   629,882                   461,073
         Receivables on current year's homesite sales                                 (387,374)                 (737,873)
         Gain on sales of land held for investment                                    (234,275)                 (661,946)
         Homes and homesite development costs                                           42,557                (1,263,696)
         Cost of homesites sold                                                        490,830                   344,910
         Deferred revenues and sale deposits                                           (39,011)                   19,935
         Change in operating assets and liabilities                                    345,438                    78,665
                                                                                   -----------               -----------

         Net cash provided by operating activities                                   3,781,637                 1,091,278
                                                                                   -----------               -----------

Cash flows from investing activities:
         Distributions received from Marina I                                          545,463                    76,763
         Distributions received from Dockside Cafe                                      60,899                    54,450
         Investment in Flatfork Creek                                               (1,350,000)                       --
         Additions to marine property and equipment                                   (532,933)                 (350,846)
         Additions to land and land development costs                                   (1,801)                  (14,585)
         Additions to commercial properties                                               (744)                  (43,447)
         Additions to recreational facilities                                          (26,304)                 (107,177)
         Proceeds from sales of land held for investment                               237,210                 1,198,194
                                                                                   -----------               -----------
         Net cash (used) by investing activities                                    (1,068,210)                  813,252
                                                                                   -----------               -----------

Cash flows from financing activities:
         Distribution to partners                                                   (2,362,973)
                                                                                   -----------               -----------

         Net cash used by financing activities                                      (2,362,973)
                                                                                   -----------               -----------
         Net (decrease) increase in cash
           and cash equivalents                                                        350,454                  (287,034)

Cash and cash equivalents at beginning of period                                     5,531,556                 4,591,103
                                                                                   -----------               -----------

Cash and cash equivalents at end of period                                         $ 5,882,010               $ 4,304,069
                                                                                   ===========               ===========

                               Page 6 of 11 Pages

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
            Three and Nine Months Ended September 30, 1998, and 1997
                                   (Unaudited)

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

The interim financial statements at September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

                               Page 7 of 11 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997.

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

     Homesite Sales

During the three and nine month periods ended September 30, 1998 and 1997, the Partnership sold homesites as follows:

                                           3rd Quarter             Nine Months
                                           -----------             -----------
                                         1998        1997        1998       1997
                                         ----        ----        ----       ----
Cambridge                                  0           0           3          10
Bridgewater                                0           0           1           6
Morse Overlook                             5           2          11           0
                                          --          --          --          --
                                           5           2          15          16
                                          ==          ==          ==          ==

The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites in Cambridge. During the three and nine month periods ended September 30, 1998 and 1997, Marina I sold homesites from Cambridge as follows:

                                              September 30
                                        1998              1997
                                        ----              ----
         3rd Quarter                       4                 5
                                        ====             =====
         Nine Months                      25                16
                                        ====             =====

COMPUTER SYSTEMS AND YEAR 2000 ISSUES

The Partnership is currently upgrading its computer systems to provide a more complete management information system, and accordingly will install software that is anticipated will properly recognize the Year 2000 to avoid system failures. It is anticipated that this upgrade will be complete by March 31, 1999. The cost of the Year 2000 compliance within this system change is not identifiable, but is not deemed material.

No estimate has been made by the Partnership as to any adverse impact that may result from the failure of the Partnership's vendors or suppliers to become Year 2000 compliant. If the Partnership or one or more of the third party vendors or suppliers fail to complete its Year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Partnership's operations or financial plan. The Partnership has not developed a Year 2000 contingency plan that would address Year 2000-related problems experienced by either the Partnership or one or more of its third party vendors or suppliers.

                               Page 8 of 11 Pages

The foregoing discussion of Year 2000 issues includes forward-looking statements reflecting the Partnership's current assessment with respect to its Year 2000 compliance efforts and the impact of Year 2000 issues on the Partnership's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment and forward-looking statements, including many factors that are beyond the control of the Partnership. These factors include, but are not limited to, representations by vendors and customers, technological advancements, economic conditions and competitive considerations.

Results of Operations
Nine Months ended September 30, 1998
1998 Compared to 1997.

Net earnings increased by $81,000 in 1998 from 1997. This increase was primarily due to increases in earnings after direct costs from homesites and home sales of $129,000, an increase in earnings after direct costs from Marina operations of $283,000, and an increase of $83,000 in equity earnings from Marina I, L.P. These increases were offset by a decrease in 1998 compared to 1997 in earnings from sale of investment land of $428,000.

The increase in operating income of $283,000 from marine operations is the result of contributions from all elements of the marine business. Such increases are primarily attributable to volume increases stemming from a strong economic environment. The marine business is recreational in nature and a good economic climate results in more disposable income, some of which is directed to recreational goods and services.

The Partnership recognized $969,000 as its share of the earnings from Marina I in 1998, compared to $886,000 in 1997. This increase is the result of homesite sales of $3,198,000 in 1998 as compared to $2,739,000 in 1997, which reflects the shift in homesite sales to Marina I due to the Partnership's homesites in Cambridge being substantially sold.

The increase in the cost of homes and homesites sold as a percentage of revenues is due to the Partnership's sale of four homes during the nine month period ended September 30, 1998 compared to none in 1997. These sales reflect a lower margin as compared to homesite sales.

During 1998, the Partnership sold commercial property held for investment at Morse Lake for an aggregate $237,000, which resulted in a gain of $234,000. This compared to a gain of $662,000 on sale of investment property in 1997.

On April 3, 1998, the Partnership made a cash distribution to the partners of record on March 23, 1998, of $3.50 per unit of partnership interest, for a total of $2,363,000. This compares to a cash distribution of $3.25 per partnership unit on April 17, 1997.

                               Page 9 of 11 Pages

Results of Operations
Three Months ended September 30, 1998
1998 Compared to 1997.

Net earnings decreased by $40,000 for the third quarter of 1998 as compared to 1997. This was primarily due to a decrease in earnings from the sale of investment land of $566,000 during the third quarter of 1997 which in turn was substantially offset by an increase of $327,000 in earnings from homesites and home building sales and $160,000 improvement in Marine earnings over third quarter 1997.

The Partnership recognized $130,000 as its share of the earnings from Marina I in 1998, compared to $211,000 in 1997. This decrease is the result of homesite sales of $382,000 in 1998 as compared to $473,000 in 1997.

During the third quarter of 1998 the Partnership advanced $1,350,000 to Flatfork Creek Utility which was used to retire bank debt which the Partnership had guaranteed. This advance will carry a 6.6% annual interest rate, which was the rate charged by the bank on the debt.

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

DATE: November 13, 1998

                               Page 11 of 11 Pages