Form 10-K
period 1998-12-31
MARINA LIMITED PARTNERSHIP
filed 1999-03-31
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

        The aggregate market value of the Limited Partner Units held by non-affiliates of the registrant, based upon the average bid prices of such units during the 60 day period ended March 25, 1999, and assuming solely for purposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $13,127,000. The source of the bid quotation is the matching service made available by the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                         Page

PART I

Item 1          - Business                                                1

Item 2          - Properties                                              7

Item 3          - Legal Proceedings                                       8

Item 4          - Submission of Matters to a Vote of Security Holders     8

PART II

Item 5          - Market for Partnership's Common Equity
                  and Related Security Holder Matters                     8

Item 6          - Selected Financial Data                                10

Item 7          - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11

Item 7A         - Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Item 8          - Financial Statements and Supplementary Data            14

Item 9          - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 33

PART III

Item 10         - Directors and Executive Officers                       33

Item 11         - Executive Compensation                                 34

Item 12         - Security Ownership of Certain Beneficial Owners
                  and Management                                         36

Item 13         - Certain Relationships and Related Transactions         38

PART IV

Item 14         - Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                    39

SIGNATURES                                                               41

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

         Effective as of the close of business on December 19, 1997, the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap tier of The NASDAQ Stock Market. After that date, transfers of Limited Partner Units are recognized by the Partnership only if they are made through the matching service that has been established by the Partnership. The Partnership determined that these actions were necessary to ensure it would continue to be treated as a partnership for federal income tax purposes. See "Taxation of Interests in Publicly Traded Partnerships" below.

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

Investment Real Estate

         On December 31, 1998, the Partnership owned approximately 359 acres of investment real estate. Approximately 277 acres of this investment real estate are adjacent to Geist Lake, and approximately 82 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homes and homesite sales revenue accounted for 37 percent of the Partnership's revenues for 1998, 31 percent for 1997, and 44 percent for 1996. Gains on sale of investment land accounted for 4 percent of the Partnership's revenues for 1998, 7 percent for 1997, and 1 percent for 1996.

         Geist Lake. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1998, the Partnership's investment real estate at Geist Lake consisted of approximately 277 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately 18 acres of the land at Geist Lake is being used for Geist Marina and Marina Village. See "Marine Operations" and "Investment Real Estate -- Commercial Development" below.

         Morse Lake. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1998, the Partnership's investment properties at Morse Lake consisted of approximately 82 acres zoned for single-family residential, commercial, and agricultural use. Approximately 18 acres of the land at Morse Lake is being used for the Morse Marina. See "Marine Operations" below.

         Residential Development. Bridgewater, located near Geist Marina, was the Partnership's first single-family project. It includes 81 homesites, of which development is substantially complete. The Partnership sold two waterfront homesites from Bridgewater in 1998. Homesite revenue from these sales was $270,000. Homesite inventory in Bridgewater at December 31, 1998 consists of eight waterfront homesites.

         The Partnership sold three homesites in 1998 from Cambridge, a single-family residential development located at Geist Lake. In 1998, homesite revenue from such Cambridge sales was $197,000. The Marina I L.P., a joint venture, sold 28 homesites from Cambridge in 1998. See "Marina I" below. At December 31, 1998, the Partnership had eight homesites remaining to be sold, of which six are waterfront, while Marina I had 68 homesites remaining to be sold, of which 24 are waterfront. Marina I developed 18 homesites which were finished in early 1999. When complete, Cambridge will include more than 400 homesites of which 305 have been developed. Most of the homesites owned entirely by the Partnership have been sold so that future homesite sales will be primarily from Marina I.

         The Partnership substantially completed development of Morse Overlook in 1996, an upscale single-family homesite project located at Morse Lake. In 1998, the Partnership completed development of an additional seven waterfront homesites. Morse Overlook now includes 50 homesites, of which 27 are waterfront. In 1998, the Partnership sold 11 homesites from Morse Overlook of which nine were waterfront homesites. These sales generated homesite revenue of $1,800,000. At December 31, 1998, the Partnership had 34 homesites in inventory of which 13 were waterfront.

         During 1998, the Partnership completed development of Sail Place, a new residential development at Geist Lake which includes 30 homesites. The Partnership intends to build specially designed homes with smaller homesites and a unique package of services to appeal to a more mature customer. The Partnership intends to build all of the homes in Sail Place to better control placement and the design of each home. The Partnership spent approximately $746,000 for the development of Sail Place in 1997 and an additional $298,000 in 1998. The Partnership spent $363,000 in 1997 and an additional $410,000 in 1998 for construction of three speculative homes at Sail Place.

         The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions. However, due to a sand and gravel mining project in Geist Lake by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for six years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Irving land is available. The Partnership expects to have a sufficient inventory of homesites for 1999. See "Investment Real Estate -- Marina I," below.

         Homesite Financing Arrangements. The Partnership sells residential homesites for cash or contract. The Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. When a homesite is sold to an individual purchaser on contract, a warranty deed is conveyed to the purchaser, and the purchasers execute an installment promissory note and a purchase money real estate mortgage to the Partnership. However, when a homesite is sold to a builder pursuant to the terms of a builder contract, the warranty deed conveying title of the homesite is not executed until the builder contract has been paid in full. In 1998, 1997 and 1996, interest rates on homesites sold on contract were 9% the first year, 10% in the second year, and 12% for the remainder.

         Marketing. The Partnership has a builder support program with limited financial incentives for builders who build in the Partnership's residential projects. The portion of the homesite sales price, which may be refundable under builder programs if the home remains on the market for four to eight months after completion, is deferred until the refund period expires. There was no deferral for the builder support program at December 31, 1998. There were no payments made to builders under the builder support program in 1998.

         Investment Property. The Partnership continues to acquire and sell commercial investment land near Geist and Morse Lakes. During 1998, the Partnership sold two parcels of land for a total of $605,000. Most of the commercial land near Geist Lake has been sold.

         Marina Village. The Partnership began operating a 21,000 square foot retail and office development known as Marina Village in 1995. This building includes 15,000 square feet of retail space for and 6,000 square feet of office space, all of which has been leased except for 2,000 square feet which is the office of the Partnership. The Partnership realized $289,400 in rental income from Marina Village in 1998. The Partnership has completed the new Geist Marina building (see "Marine Operations" below). The waterfront land previously occupied by the service buildings is now available for other uses.

         Marina I. The Partnership is the general partner of The Marina I L.P., an Indiana limited partnership ("Marina I"), and Irving Materials, Inc. ("Irving") is the sole limited partner. Marina I has a right to receive and develop more than 150 acres of Irving land in the vicinity of Geist Lake. Irving continues to mine and extract sand and gravel from the remaining property, and it contributes parcels of the land to Marina I when it has completed the extraction. Marina I owns 73 acres of land held for development and has 52 finished homesites available. The Partnership is responsible for developing and selling the property for residential use.

         The Partnership, as general partner, and Irving, as limited partner, received $545,000 and $555,000, respectively, in distributions during 1998. Additionally, the Partnership recognized $1,072,000 in equity earnings from Marina I for the 28 homesites sold in Cambridge and other related activities in 1998. See "Investment Real Estate -- Residential Development" above.

         Flatfork Creek Utility. The Partnership and Irving are each 50 percent shareholders of Flatfork Creek Utility, Inc., an Indiana corporation (the "Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer lines to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in 1994. The first phase of the plant will serve approximately 430 homes. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission. The
Corporation recorded a $162,000 net loss for 1998, of which the Partnership accounted for its 50% share as a decrease in its investment in the Corporation. The Corporation expects minor operating losses for the next several years. During 1998, the Corporation retired a $1,567,000 bank loan which was outstanding at December 31, 1997 from the proceeds of a $1,350,000 demand note borrowing from the Partnership with the remainder paid from the Corporation's internal funds.

         Dockside Cafe. The Partnership sold its limited partnership interest in Dockside Cafe L.P., an Indiana limited partnership ("Dockside Cafe"), which operates the Blue Heron restaurant in Marina Village at Geist Lake and Carrigan Crossing at Morse Lake. The Partnership received $120,000 in cash for such interest. In addition, the Partnership received $61,000 in net distributions from Dockside Cafe in 1998. The Partnership leases the restaurant buildings to Dockside Cafe, and realized $231,000 in rental income in 1998.

Marine Operations

         The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately 1,200 boat docks, three public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October. The Partnership spent approximately $270,000 in 1997 and an additional $200,000 in 1998 for construction of a new marine building at the Geist Marina, which includes a boat sales area, an area for marine supplies and four service bays.

         Marine operations accounted for 42 percent of the Partnership's revenues in 1998, 43 percent in 1997, and 41 percent in 1996. The principal sources of revenues are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, boat docks and lifts, food items and miscellaneous services.

         The marine operations are affected by inclement weather, which tends to discourage boating and reduce revenues. Also, because Geist and Morse Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous and reducing recreational use.

Recreational Facilities

         In March 1995, the Partnership purchased recreational facilities at Geist Lake for $425,000 from The New Shorewood Limited Partnership ("Shorewood"), the successor to The Shorewood Corporation. The recreational facilities include a clubhouse and three pools. The operating season for the pools begins on Memorial Day weekend and extends to Labor Day weekend, but the clubhouse is available for rental throughout the year. The Partnership's residential developments have access to these recreational facilities, as do residents of Shorewood developments at Geist Lake.

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

Competition

         Investment Real Estate. Although there are numerous real estate properties in the Indianapolis metropolitan area available for development of homesites, there are only a limited number of water-oriented properties. The Partnership believes that, of those water-oriented properties that are or will be economically suitable for development of homesites, the Partnership's properties are among those with the greatest long-term development potential, primarily because of the character of the lakes to which the Partnership's properties are adjacent and the extent and types of development at such lakes. There are, however, water-oriented properties owned by other developers that are available for development of homesites that are equally desirable. There is a new residential project currently under development by a local developer at the north end of Geist Lake which will include approximately 300 homesites, of which approximately 40 will be waterfront homesites. Competition in commercial development has become more significant due to the increased zoning of land for commercial use in the area of Geist Lake.

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

Employees

         The Partnership has approximately 35 full-time employees (most of whom are primarily engaged in marine operations) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are three officers of the General Partner, all of whom devote their full-time duties to activities of the General Partner and the Partnership.

Taxation Of Interests In Publicly Traded Partnerships

         Until the close of business on December 19, 1997, the Partnership was a publicly traded partnership (PTP) under the definitions set forth in Internal Revenue Code Section 7704. Section 7704 provides that a PTP will be treated by the Internal Revenue Service as a corporation, and thus be subject to double taxation instead of the usual "pass-through taxation" of a partnership, unless the PTP meets certain income requirements, which are discussed below. The Partnership was not subject to these requirements until January 1, 1998 because it was a PTP at the time Section 7704 was adopted and, therefore, was exempted from the application of Section 7704 through 1997 as long as it did not engage in a substantial new line of business.

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

         The total number of Limited Partner Units that may be sold through the matching service in any calendar year is limited to 10% of all the outstanding units, which is presently 41,600 units. If that limit is reached, which seems unlikely given the past trading volume, the Partnership will halt sales through the matching service until the next year.

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

Computer Systems and Year 2000 Issues

         The Partnership is currently upgrading its computer systems to provide a more complete management information system, and accordingly will install software that is anticipated will properly recognize the Year 2000 to avoid system failures. It is anticipated that this upgrade will be complete by June 30, 1999. The cost of the Year 2000 compliance within this system change is not identifiable, but is not deemed material.

         No estimate has been made by the Partnership as to any adverse impact that may result from the failure of the Partnership's vendors or suppliers to become Year 2000 compliant. If the Partnership or one or more of the third party vendors or suppliers fail to complete its Year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Partnership's operations or financial plan. The Partnership has not developed a Year 2000 contingency plan that would address Year 2000 related problems experienced by either the Partnership or one or more of its third party vendors or suppliers.

         The foregoing discussion of Year 2000 issues include forward-looking statements reflecting the Partnership's current assessment with respect to its
Year 2000 compliance efforts and the impact of Year 2000 issues on the Partnership's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment and forward-looking statements, including many factors that are beyond the control of the Partnership. These factors include, but are not limited to, representations by vendors and customers, technological advancements, economic conditions and competitive considerations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders of the Partnership in the fourth quarter of 1998.


                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS.

         Effective as of the close of business on December 19, 1997 the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol MRNCZ. The following table sets forth for 1997 the representative high and low trade prices of the Partnership's Limited Partner Units as reported by NASDAQ through December 19, 1997. Such prices represent actual transactions. The table also sets forth for 1998 the representative high and low bid quotations of the Partnership's Limited Partner Units as reported through a matching service made available by the Partnership. Such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

                                     1997                   1998
                                     ----                   ----
                                 High      Low         High        Low
       First Quarter Ended       Trade    Trade        Bid         Bid
       -------------------       -----    -----        ---         ---
 March 31 ....................  $28 1/8    $28          --          --
 June 30 .....................   33         28         $30         $28
 September 30 ................   33 1/2     27          30          30
 December 31 .................   33         29 1/8      31 1/2      30 1/2

         There is no established public trading market for the Limited Partner Units. During the 60-day period that ended March 25, 1999, there was one bid to purchase at $31.50 per unit. The source of the bid quotation is through a matching service made available by the Partnership, and such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

         During 1998 there were 1,260 units traded through the matching service. In addition, the Partnership acquired and retired 468 units at a price of $36 per unit through an odd lot tender whereby an offer was made to acquire any and all units from partners that held less than 100 units in total. The Partnership is aware that additional units were traded outside of the matching service during 1998. In order to comply with the federal tax rules, the Partnership will not recognize a transfer conducted outside of the matching service unless such transfer meets a specified exception that will not endanger the Partnership's continued treatment as a partnership for federal income tax purposes (see Item 1
- Taxation Of Interests In Publicly Traded Partnerships). In such cases, the Partnership may at its option recognize such transfers.

         On March 25, 1999 there were approximately 411 record holders of Limited Partner Units of the Partnership.

     On each of April  2,1998  and April 17,  1997,  the  Partnership  made cash
distributions  of  $3.50  and  $3.25   respectively  per  unit.  No  other  cash
distributions were made during 1997 and 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for each of the years in the five-year period ended December 31, 1998 are derived from the financial statements of the Partnership, which have been audited by KPMG LLP, independent certified public accountants. The financial statements for the years ended December 31, 1998, 1997, and 1996, and the auditors' report thereon, are included in Part II, Item 8.

                (In thousands, except per unit or share amounts)
Years Ended December 31

Selected Statement of Earnings Data:                           1998         1997        1996          1995         1994
------------------------------------                           ----         ----        ----          ----         ----
Homes and homesite sales                                     $4,222       $2,733      $3,387        $4,992       $3,331
Marine revenues                                               4,784        3,791       3,156         3,065        3,062
Gain on land sales                                              498          661          40           498           67
Equity in earnings of investee companies                      1,032          992         386           920          693
Other revenues                                                  862          726         723           602          409
Earnings before income taxes                                  3,809        3,742       3,034         4,391        2,705
Net earnings                                                  3,809        3,742       3,034         4,391        2,705
Earnings per unit 1)                                           5.64         5.54        4.49          6.50         4.01
Cash distribution per unit 1)                                  3.50         3.25        3.25          2.00         1.00

Selected Balance Sheet Data:

Total assets                                                $21,643      $20,038     $18,450       $17,691      $14,459
Debt obligations                                            -             -           -            -             -
Partners' equity                                             20,607       19,178      17,630        16,786       13,744

     1)Earnings and cash distribution per unit have been calculated on the following basis:

                                                                   Earnings                       Cash Distributions
                                                           General           Limited          General           Limited
                                                           Partner           Partner          Partner           Partner
                      Period                                Units             Units            Units             Units
1998                                                                                            257,952          417,183
     January 1-November 30                                   257,952          417,183
     December 1 - December 31                                257,952          416,715
1997                                                         201,188          473,947           201,188          473,947
1996                                                                                            196,714          478,421
     July 1 - December 31                                    201,188          473,947
     January 1 - June 30                                     196,714          478,421
1995                                                         196,714          478,421           196,714          478,421
1994                                                         196,714          478,421           196,714          478,421

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

General
         The Partnership's principal sources of revenue in 1998 were consistent with 1997, and included revenue from homes and homesite sales, marine operations, equity in earnings of investee companies, and interest and rental income.

         The Partnership's primary sources of revenue were from homesite sales, which accounted for 37 percent in 1998 compared with 31 percent for 1997 and 44 percent in 1996, and marine operations, which accounted for 42 percent of the Partnership's revenues in 1998 as compared to 43 percent in 1997 and 41 percent in 1996. In addition, equity in earnings from investee companies accounted for 9 percent of revenue in 1998 as compared to 11 percent in 1997 and 5 percent in 1996.

         Homesite Sales

         The following table presents the total homesite sales as well as dispersion by community:

------------ ------------ ------------- ---------------- --------
    Year     Bridgewater    Cambridge    Morse Overlook    Total
------------ ------------ ------------- ---------------- --------
    1998         2              3               11           16
    1997         7             13                1           21
    1996         4             18                4           26
------------ ------------ -------------- --------------- --------

         Home Sales

         During 1998, the Partnership completed construction and sold six homes compared to none in the prior years.

         Marina I L.P.

         The Partnership is the general partner of Marina I which has also developed homesites in Cambridge. During 1998, Marina I sold 28 homesites from Cambridge as compared to 21 homesite sales in 1997 and 17 in 1996. Marina I recorded $104,600 in revenue during 1997 as its share from the Partnership's sale of a homesite that was partially owned by Marina I, as compared to $151,000 in 1996.

         The Partnership's development or sales of investment real estate and residential homes and homesites are affected by several factors such as economic conditions, interest rates, zoning, environmental regulation, availability of utilities, population growth in the area, and competition.

         Marine Operations

         The principal sources of revenues for the marine business are the rental of boat docks, boat launching fees, boat sales, and service repair work. To a lesser extent, revenues are generated from winter boat storage, the sale of gasoline, boating accessories, boat docks, lifts, food items and miscellaneous services. Most docks at the Morse Marina and Geist Marina are rented for the April to October boating season. Annual dock rental payments are due prior to the beginning of the boating season resulting in the majority of cash being received during the first six months of the year; most expenses, however, occur during the peak boating months of the summer. Boat dock revenues are deferred when received and recognized as earned during the boating season. Winter boat storage generates revenues for the October to April storage season, and is recognized as earned during the storage season.

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

Liquidity and Capital Resources

         The General Partner of the Partnership believes that current funds and funds generated by homes and homesite sales, marine operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 1999. On December 31, 1998, the Partnership had cash and cash equivalents, including short-term investments, of $5,961,000. On December 31, 1998, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 1999. During 1998, the Partnership expended approximately $1,845,000 for home and homesite development costs. In addition, approximately $24,000 was spent for the Partnership's commercial properties, and $649,000 was expended for marina property and equipment.

         On a long-term basis, major sources of liquidity are expected to be revenues from marine operations, sales of homes and homesites and investment land, distributions from investee companies, and if necessary, bank borrowings. The Partnership currently expects that funds from current reserves, operating cash flow and normal short-term lines of credit will be sufficient to satisfy future capital needs.

Results of Operations

         1998 Compared to 1997. Net earnings increased by $66,000 in 1998 from 1997. This increase was primarily due to an increase in earnings after direct costs of $167,000 from marine operations, an increase in net rental income of $136,000 and an increase in equity earnings from investee companies of $40,000. Such increases were partially offset by a decrease in earnings from the sale of homesites of $71,000, a decrease in gains on the sale of investment land of $163,000 and an increase in other expenses of $42,000.

         Earnings from homes and homesite sales were $1,297,000 in 1998, which compares to $1,368,000 in 1997. Earnings from homesite sales decreased in 1998 compared to 1997 due to a shift of homesite sales to Marina I. This reduction was partially offset by the sale of six completed homes improving earnings as compared to 1997.

         The Partnership recognized $1,072,000 as its share of the earnings from Marina I in 1998, compared to $962,000 in 1997. Such increase results from homesite sales of $3,447,000 in 1998 as compared to $3,057,000 in 1997.

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

         During  1998,  the  Partnership  sold  commercial   property  held  for
investment at Geist and Morse Lakes for an aggregate $605,000, which resulted in a gain of $498,000 compared to a gain of $661,000 in 1997.

         Earnings from marine operations increased in 1998 over 1997 as a result of an increase in revenues of $994,000. This results from substantially consistent increases in all significant areas of marine operations. Such increases are primarily attributable to volume increases stemming from a strong economic environment. The marine business is recreational in nature and a good economic climate results in more disposable income, some of which is directed to recreational goods and services.

         The Partnership is a 50 percent owner in Flatfork Creek Utility, Inc. (See Item 1 "Business") As a result, the Partnership recognized a loss in 1998 of $81,000 compared with equity income of $20,000 in 1997. Flatfork expects minor operating losses for the next several years.

     On April 2, 1998, the Partnership made a cash distribution to the partners of record on March 25, 1998, of $3.50 per unit of partnership interest, for a total of $2,363,000.

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

         The Partnership is a 50 percent owner in Flatfork Creek Utility, Inc. (See Item 1 "Business") As a result, the Partnership recognized equity income in 1997 of $20,000 compared with an equity loss of $90,000 in 1996. Flatfork expects minor operating losses for the next several years.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to Item 305(e) of Regulation S-K, the Partnership is not required to provide information in response to this Item 7A because it satisfies the requirements for a "Small Business Issuer".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following are the financial statements of the Partnership and The Marina I L.P. for the years ended December 31, 1998, 1997, and 1996, and the independent auditors' reports thereon. A list of the reports and financial statements appears in response to Item 14 of this report.

                          Independent Auditors' Report



     The Partners
     The Marina Limited Partnership:


     We have audited the accompanying balance sheets of The Marina Limited Partnership as of December 31, 1998 and 1997, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



     KPMG LLP
     Indianapolis, Indiana
     February 19, 1999

                         THE MARINA LIMITED PARTNERSHIP

                                 Balance Sheets

                           December 31, 1998 and 1997


          Assets                                              1998               1997
                                                       ----------------  -----------------

Cash and cash equivalents                                   $ 5,960,801     5,531,556
Receivables from homesite sales                               1,032,963     1,468,895
Other receivables and assets                                    415,867       519,445

Properties held for sale:
    Homes and homesites available for sale                    3,256,585     3,607,862
    Land and land improvements (note 3)                         941,116       735,678
                                                            -----------   -----------
                                                              4,197,701     4,343,540
                                                            -----------   -----------

Property and equipment (note 2):
    Marine property and equipment, net                        3,014,095     2,630,222
    Recreational facilities, net                                500,741       508,001
    Commercial properties, net                                2,301,370     2,472,045
                                                            -----------   -----------
                                                              5,816,206     5,610,268
                                                            -----------   -----------

Other investments (note 4):
    Marina I                                                  2,930,267     2,404,228
    Investments in and advances to Flatfork Creek Utility     1,289,030        20,482
    Dockside Cafe                                                  --         139,119
                                                            -----------   -----------

                                                            $21,642,835    20,037,533
                                                            ===========   ===========

                          Liabilities and Partners' Equity

Accounts payable                                                649,690       590,865
Accrued bonuses                                                 104,267        66,666
Deferred revenues and sale deposits                             282,161       202,195
                                                            -----------   -----------
        Total liabilities                                     1,036,118       859,726
                                                            -----------   -----------

Partners' equity:
    General partner - 257,952 and 201,188 units
              outstanding                                     7,894,298     5,731,363
    Limited partners - 416,715 and 473,947 units
              outstanding                                    12,712,419    13,446,444
                                                            -----------   -----------
        Total partners' equity                               20,606,717    19,177,807
                                                            -----------   -----------

                                                            $21,642,835    20,037,533
                                                            ===========   ===========

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings

                  Years ended December 31, 1998, 1997 and 1996


                                                                       1998               1997             1996
                                                                  ----------------   ---------------  ---------------

Revenues:
    Homes and homesite sales                                   $        4,222,041         2,733,459        3,386,508
    Marine operations                                                   4,784,087         3,790,502        3,156,123
    Equity in earnings of investee companies (note 4)                   1,031,830           992,234          386,089
    Interest income                                                       464,216           445,628          428,338
    Rental income, net (note 6)                                           346,649           210,660          202,504
    Recreational facilities, net                                           50,777            69,033           91,754
    Gain on sales of land held for investment (note 3)                    497,853           661,164           39,981
                                                                  ----------------   ---------------  ---------------
                                                                       11,397,453         8,902,680        7,691,297
                                                                  ----------------   ---------------  ---------------

Costs and expenses:
    Cost of homes and homesites sold and related expenses               2,924,726         1,365,040        1,378,868
    Marine operations                                                   3,504,190         2,677,554        2,282,929
    General and administrative                                          1,063,047         1,036,074          919,277
    Management fees paid to general partner (note 1)                       96,759            81,665           76,515
                                                                  ----------------   ---------------  ---------------
                                                                        7,588,722         5,160,333        4,657,589
                                                                  ----------------   ---------------  ---------------

Net earnings                                                            3,808,731         3,742,347        3,033,708

Net earnings attributable to general partner                            1,455,304         1,115,207          894,471
                                                                  ----------------   ---------------  ---------------

Net earnings attributable to limited partners                  $        2,353,427         2,627,140        2,139,237
                                                                  ================   ===============  ===============

Weighted average number of limited
    partner units outstanding                                             417,144           473,947          476,184
                                                                  ================   ===============  ===============

Net earnings per limited partner unit                          $             5.64              5.54             4.49
                                                                  ================   ===============  ===============

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                          Statement of Partners' Equity

                  Years ended December 31, 1998, 1997 and 1996


                                                              General            Limited            Total
                                                             partner's          partners'         partners'
                                                              equity             equity             equity
                                                          ----------------   ----------------  -----------------

Balance December 31, 1995                               $       4,907,830         11,877,786         16,785,616

    Exchange of 4,474 units, net                                  105,721           (105,721)                --
    Distributions to partners ($3.25 per unit)                   (639,321)        (1,554,868)        (2,194,189)
    Utility refunds                                                 1,316              3,198              4,514
    Net earnings                                                  894,471          2,139,237          3,033,708
                                                          ----------------   ----------------  -----------------

Balance December 31, 1996                                       5,270,017         12,359,632         17,629,649

    Distributions to partners ($3.25 per unit)                   (653,861)        (1,540,328)        (2,194,189)
    Net earnings                                                1,115,207          2,627,140          3,742,347
                                                          ----------------   ----------------  -----------------

Balance December 31, 1997                                       5,731,363         13,446,444         19,177,807
    Exchange of 56,764 units                                    1,610,463         (1,610,463)                --
    Repurchase of 468 units ($36.00 per unit)                          --            (16,848)           (16,848)
    Distributions to partners ($3.50 per unit)                   (902,832)        (1,460,141)        (2,362,973)
    Net earnings                                                1,455,304          2,353,427          3,808,731
                                                          ----------------   ----------------  -----------------

Balance December 31, 1998                               $       7,894,298         12,712,419         20,606,717
                                                          ================   ================  =================


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                       1998               1997              1996
                                                                  ----------------   ----------------  ----------------

Cash flows from operating activities:
    Net earnings                                                $       3,808,731          3,742,347         3,033,708
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation of properties                                        467,502            403,757           384,128
        Equity in earnings of investee companies                       (1,031,830)          (992,234)         (386,089)
        Receivables on current year's homesite sales                     (310,597)          (723,283)         (586,949)
        Collection of prior years' homesite sales                         746,529            715,378         1,054,228
        Gain on sales of land held for investment                        (497,853)          (661,164)          (39,981)
        Home and homesite development costs                            (1,845,374)        (1,727,510)       (1,164,570)
        Cost of home and homesites sold                                 2,194,850            500,253         1,001,458
        Change in operating assets and liabilities                        279,970            132,553          (122,307)
                                                                  ----------------   ----------------  ----------------
           Net cash provided by operating activities                    3,811,928          1,390,097         3,173,626
                                                                  ----------------   ----------------  ----------------

Cash flows from investing activities:
    Distributions received from Marina I                                  545,463            499,467           397,630
    Advances to Flatfork Creek Utility                                 (1,350,000)                --                --
    Distributions received from Dockside Cafe                             180,899             66,532            37,324
    Additions to marine property and equipment                           (648,764)          (753,541)         (189,402)
    Additions to recreational facilities                                  (23,916)          (174,788)           (8,295)
    Additions to commercial properties                                       (760)           (80,387)         (207,534)
    Land and land development costs                                      (260,369)           (11,127)         (777,770)
    Proceeds from sales of land held for investment                       554,585          1,201,514            44,250
    Maturity (purchase) of U.S. Treasury note                                  --            996,875          (996,875)
                                                                  ----------------   ----------------  ----------------
           Net cash provided (used) by investing activities            (1,002,862)         1,744,545        (1,700,672)
                                                                  ----------------   ----------------  ----------------

Cash flows from financing activities:
    Repurchase of limited partner units                                   (16,848)                 --                 --
    Distributions to partners                                          (2,362,973)        (2,194,189)       (2,194,189)
    Utility refunds received                                                    --                  --             4,514
                                                                  ----------------   ----------------  ----------------
           Net cash used by financing activities                       (2,379,821)        (2,194,189)       (2,189,675)
                                                                  ----------------   ----------------  ----------------

           Net increase (decrease) in cash
              and cash equivalents                                        429,245            940,453          (716,721)

Cash and cash equivalents at beginning of year                          5,531,556          4,591,103         5,307,824
                                                                  ----------------   ----------------  ----------------

Cash and cash equivalents at end of year                        $       5,960,801          5,531,556         4,591,103
                                                                  ================   ================  ================

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


  (1)   Summary of Significant Accounting Policies

        (a)   General

              The Marina Limited Partnership became a publicly traded limited partnership on December 30, 1986, and the limited partner units are registered securities and currently represent approximately 62 percent of the total Partnership units. The remaining units are owned by Marina II Corporation, the general partner, which has the authority to manage the affairs of the Partnership. The economic interests in the Partnership represented by general partner units and limited partner units are identical. The general partner receives management fees equal to three percent of the Partnership's gross margin on marine operations, rental income and recreational facilities.

              As a partnership, the allocated share of the Partnership's taxable income is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements. The tax basis of assets and liabilities exceeds the book basis by $719,000 at December 31, 1998. In order to continue partnership tax treatment, it was necessary for the Partnership to restrict public trading of the limited partner units, and as of December 20, 1997, limited partner units were no longer publicly traded. Buyers and sellers are required to contact the Partnership to follow a prescribed process to buy or sell units.

              The majority of the Partnership's activities and operations are located in the Geist Lake area northeast of Indianapolis, Indiana and in the Morse Lake area north of Indianapolis. Its primary activities are the development and sale of homes and homesites and the operation of marine facilities at Geist and Morse Lakes.

        (b)   Cash and Cash Equivalents

              Cash and cash equivalents include cash balances, money market investments with maturities of less than three months, and U.S. Treasury bills with maturities of less than twelve months.

               The Partnership maintains a separate trustee accounting of unclaimed limited partner unit distributions.

        (c)   Properties Held for Sale

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

              In 1997, the Partnership began a homebuilding division with the acquisition of the assets of Chesapeake Building Corporation for a cash payment of $175,000. The former owner of Chesapeake is related to the president of the general partner. Homes are being built on land development sites owned by the Partnership, the Marina I L.P. and third parties.

              Sales of  homesites  are for cash,  on builder  contract,  or with purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second year and 12% thereafter. The portion of the sales price which may be refundable under builder programs is deferred until the refund period expires. Land sales are generally for cash. Costs of properties sold are determined by the relative sales value of the property to the total project.

              At the time a homesite is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. for the cost of certain utility hook-up charges which is included in the cost of the homesite sold.

              Revenues from homes sales are recognized upon the closing of each residential unit when title is transferred to the homeowner.

        (d)   Property and Equipment

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

        (e)   Other Investments

              The equity method is used to account for the Partnership's 50% general partner investment in The Marina I L.P. (Marina I), its 50% corporate investment in Flatfork Creek Utility, Inc., and until sold on December 31, 1998, its 40% limited partner investment in Dockside Cafe, L.P. The Partnership's share of the net earnings and losses of these businesses is included currently in earnings.

        (f)   Utility Refunds

              When the Partnership's predecessor was formed in April 1982, it acquired rights under utility refund agreements which were not recorded at that time as future receipts could not be estimated. As such, utility refunds related to that period are recorded as capital contributions when received.

        (g)   Rental Income

              All leases are classified as operating leases, and minimum rents are recognized monthly based on the terms of the lease. Percentage rents are recognized monthly based on reported sales.

        (h)   Marine Revenues

              Revenues  for rental and storage  from the Marine  operations  are
              recognized  on  a  straight-line   basis  over  the  term  of  the
              agreement.

        (i)   Financial Instruments

              The carrying amounts of the receivables approximate their fair value as the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

        (j)   Use of Estimates

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

              The Partnership routinely evaluates all of its real estate investments to assess whether any impairment is present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss would be provided to reduce the carrying value of the property to its estimated fair value.

  (2)   Property and Equipment

         Property and equipment principally consisting of land, land improvements, marine and retail facilities, boat docks, and equipment used in the marine operations located on Morse and Geist Lakes are summarized at December 31 as follows:

                                                    1998                1997
                                              --------------     ---------------

Land and land improvements                      $ 1,214,637           1,209,047
Buildings and equipment                           8,516,290           7,848,440
                                                -----------         -----------
                                                  9,730,927           9,057,487
Accumulated depreciation                         (3,914,721)         (3,447,219)
                                                -----------         -----------

                                                $ 5,816,206           5,610,268
                                                ===========         ===========

  (3)   Land and Land Improvements

         At December 31, land and land improvements consisted of the following:

                                                          1998            1997
                                                        ---------      ---------

Unimproved land and residential land
     under development                                   $619,025        620,158
Commercial sites                                          322,091        115,520
                                                         --------       --------

                                                         $941,116        735,678
                                                         ========       ========

         In 1998, two parcels of commercial land were sold to unrelated parties. In 1997, a 13 acre parcel of farm land and a parcel of commercial land were sold to unrelated parties. Sales were for cash resulting in revenues and gains as follows:

                                    1998                1997                1996
                                   ---------        ----------          --------

Revenue                            $ 605,000         1,307,055            44,250
  Gain                               497,853           661,164            39,981

  (4)   Other Investments

        (a)   Marina I

              The Partnership is a general partner with Irving Materials, Inc. as limited partner in Marina I which develops homesites near Geist Lake. The Partnership's equity in the earnings of Marina I amounted to $1,071,502 in 1998, $971,752 in 1997 and $461,405 in
              1996.

              The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 1998 and 1997 and for the years then ended:

                                           1998       1997
                                        ---------  ----------

Cash and cash equivalents                $ 1,593        553
Homes and homesites available for sale
     and land and land improvements        3,270      3,719
Receivables from homesite sales              860        652
Other assets                                 414        407
Liabilities                                 (119)      (222)
                                         -------    -------

         Partners' equity                $ 6,018      5,109
                                         =======    =======

Homesite sales and other revenues          3,601      3,156
Cost of homesites sold and expenses        1,592      1,311
                                         -------    -------

         Net earnings                    $ 2,009      1,845
                                         =======    =======

              The Partnership pays various operational costs incurred for Marina I, which are reimbursed at actual or allocated amounts.

        (b)   Dockside Cafe

              Through December 31, 1998, the Partnership was a limited partner in Dockside Cafe, L.P. which operates restaurants at the Geist and Morse Lake marinas. The Partnership constructed the restaurants and leases them to Dockside Cafe, L.P. The limited partner investment was sold to the general partner effective December 31, 1998. The Partnership continues to lease the restaurants.

        (c)   Flatfork Creek Utility, Inc.

              In 1990, the Partnership acquired property to construct a wastewater treatment plant to serve homesites to be developed in the Geist Lake area by the Partnership, Marina I and other developers. In 1993, Flatfork Creek Utility, Inc. (the Corporation) was formed to own and operate the wastewater water treatment plant. The Partnership transferred $738,000 of assets and $424,000 of liabilities to the Corporation, as its sole shareholder. The Partnership then sold 50% of its interest in the Corporation to Irving Materials, Inc. for its book value of $157,000. The wastewater treatment plant became operational in November 1994. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission.

              To date, substantially all of the Corporation's customers are the Partnership, Marina I and the resident homeowners of homesites developed by the Partnership and Marina I. In January 1997, the Partnership and Marina I paid $196,812 and $590,436, respectively, as advance payments for future utility hook-ups. The Partnership recognized a loss of $81,451 in 1998, income of $20,482 in 1997 and a loss of $93,000 in 1996 as its share of the Corporation's results of operations.

              The Partnership, along with Irving Materials, Inc., were guarantors of the Corporation's $2,500,000 loan, of which $1,566,954 was outstanding at December 31, 1997. In 1998, the Partnership advanced $1,350,000 to the Corporation. This advance, which bears interest of 6.6% and is due on demand, along with additional cash of the Corporation, was used to repay the loan.

  (5)   Notes Payable to Bank

         The Partnership has a $2,000,000 unsecured line of credit which matures July 1, 1999 and bears interest at the bank's prime rate. There were no borrowings on the line of credit through December 31, 1998.

  (6)   Rental Income

         The restaurant facility at the Geist Lake Marina is leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $7,500 plus a percentage of sales over stated bases. Overage rents of $76,400, $69,600, and $90,000 for 1998, 1997 and 1996 sales, respectively, are included in rental income.

         The restaurant facility at Morse Lake Marina is also leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $5,000 plus a percentage of sales over stated bases. Overage rents of $5,100 for 1998 are included in rental income. No overage rents were received for 1997 and 1996.

         During 1995, the Partnership began operating a 20,000 square foot retail and office development known as Marina Village. Included in rental income is $289,400, $210,600 and $149,700 for 1998, 1997 and
         1996, respectively, from the retail and office tenants. At December 31, 1998, occupancy was 100% including 2,000 square feet which is the office of the Partnership. In addition to minimum rent, the leases require reimbursements of specified operating expenses.

         The Partnership also leases certain real estate under short-term operating leases for which rental income amounted to $17,800, $15,200 and $6,200 in 1998, 1997 and 1996, respectively.

         The minimum rent payments due under operating leases in effect at December 31, 1998 are summarized as follows:

                                                      Marina
                                Restaurants           Village            Total
                               -------------       ------------       ----------

                   1999          $ 150,000            245,100            395,100
                   2000            150,000            207,800            357,800
                   2001            150,000             72,100            222,100
                   2002            150,000             42,800            192,800
                   2003            150,000               --              150,000
                                 ---------          ---------          ---------

                                 $ 750,000            567,800          1,317,800
                                 =========          =========          =========

  (7)   Segment Information

         The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for 1998, 1997 and 1996 is as follows (in thousands):

                                                 1998        1997        1996
                                              ---------   ---------   ----------

Revenues:
    Homes and homesites                        $  4,222       2,733       3,387
    Equity in earnings of homesite
         investee company                         1,072         962         461
                                               --------    --------    --------
                                                  5,294       2,694       3,848
    Marine operations                             4,784       3,791       3,156
    Other                                         1,319       1,417         687
                                               --------    --------    --------

                                               $ 11,397       8,903       7,691
                                               ========    ========    ========

Operating income:
    Homes and Homesites sales,
         including equity in earnings of
         homesite investee company             $  2,370       2,330       2,469
    Marine operations                             1,280       1,113         873
    Other                                         1,319       1,417         688
    Administration                               (1,160)     (1,118)       (996)
                                               --------    --------    --------

                                               $  3,809       3,742       3,304
                                               ========    ========    ========

Assets:
    Homes and homesites sales,
         including investment in
         homesite investee company             $  7,222       7,481       5,501
    Marine operations                             3,087       2,779       2,361
    Cash                                          5,961       5,532       5,588
    Other                                         5,373       4,246       5,000
                                               --------    --------    --------

                                               $ 21,643      20,038      18,450
                                               ========    ========    ========

                          Independent Auditors' Report



     The Partners
     The Marina I L. P.:


     We have audited the accompanying balance sheets of The Marina I L. P. as of December 31, 1998 and 1997, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina I L. P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



     KPMG LLP
     Indianapolis, Indiana
     February 19, 1999

                                THE MARINA I L.P.

                                 Balance Sheets

                           December 31, 1998 and 1997

                Assets                                              1998           1997
                                                                -------------  -------------

Cash and cash equivalents                                        $1,592,822      553,361
Receivables from homesite sales                                     859,879      651,656
Other receivables and assets                                         48,845       18,238

Prepaid hook-up fees to Flatfork Creek Utility                      365,722      388,930

Properties held for sale:
    Homes and homesites available for sale                        1,680,380    2,623,338
    Land and land improvements                                    1,589,830    1,095,715
                                                                 ----------   ----------

                                                                 $6,137,478    5,331,238
                                                                 ==========   ==========

           Liabilities and Partners' Equity

Accounts payable and accrued expenses                            $   55,761       60,470
Deferred revenues and sale deposits                                  31,700       62,500
Accounts payable to affiliates                                       31,650       99,017
                                                                 ----------   ----------

        Total liabilities                                           119,111      221,987
                                                                 ----------   ----------

Partners' equity:
    General partner                                               2,877,167    2,351,124
    Limited partner                                               3,141,204    2,758,127
                                                                 ----------   ----------

        Total partners' equity                                    6,018,371    5,109,251
                                                                 ----------   ----------

                                                                 $6,137,482    5,331,238
                                                                 ==========   ==========

See accompanying notes to financial statements.

                                THE MARINA I L.P.

                             Statements of Earnings

                  Years ended December 31, 1998, 1997 and 1996


                                                   1998           1997           1996
                                              -------------  -------------   ------------
Revenues:
    Homesite sales                                $3,446,500    3,056,941    1,363,884
    Interest income                                  155,021       99,242       80,069
                                                  ----------   ----------   ----------

                                                   3,601,521    3,156,183    1,443,953
                                                  ----------   ----------   ----------

Costs and expenses:
    Cost of homesites sold and related expenses    1,555,695    1,281,591      569,181
    General and administrative                        36,710       29,964        9,599
                                                  ----------   ----------   ----------

                                                   1,592,405    1,311,555      578,780
                                                  ----------   ----------   ----------

        Net earnings                               2,009,116    1,844,628      865,173

Net earnings attributable to general partner       1,071,502      961,813      461,405
                                                  ----------   ----------   ----------

Net earnings attributable to limited partner      $  937,614      882,815      403,768
                                                  ==========   ==========   ==========


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                         Statements of Partners' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                     General       Limited         Total
                                    partner's      partner's      partners'
                                     equity         equity         equity
                                 -------------  --------------  -------------

Balance December 31, 1995          $ 1,820,668      2,071,430      3,892,098

    Distributions to partners         (397,630)      (452,370)      (850,000)
    Land contributed by partners          --          158,029        158,029
    Net earnings                       461,405        403,768        865,173
                                   -----------    -----------    -----------

Balance December 31, 1996            1,884,443      2,180,857      4,065,300

    Distributions to partners         (495,132)      (429,131)      (924,263)
    Land contributed by partners          --          123,586        123,586
    Net earnings                       961,813        882,815      1,844,628
                                   -----------    -----------    -----------

Balance December 31, 1997            2,351,124      2,758,127      5,109,251

    Distributions to partners         (545,463)      (554,537)    (1,100,000)
    Net earnings                     1,071,502        937,614      2,009,116
                                   -----------    -----------    -----------

Balance December 31, 1998          $ 2,877,163      3,141,204      6,018,367
                                   ===========    ===========    ===========

See accompanying notes to financial statements.

                                THE MARINA I L.P.

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                         1998            1997            1996
                                                     --------------  -------------   -------------

Cash flows from operating activities:
  Net earnings                                        $ 2,009,116      1,844,628        865,173
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Receivables on current year's homesite sales        (419,672)      (551,962)      (125,415)
     Collection on prior years' homesite sales            211,449        189,062        489,198
     Homes and homesites development costs               (161,319)      (511,423)      (361,520)
     Cost of homesites sold                             1,104,277        909,068        425,646
     Change in operating assets and liabilities          (110,275)      (326,355)        56,298
                                                      -----------    -----------    -----------

       Net cash provided by operating activities        2,633,576      1,553,018      1,349,380
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Land and land development costs                        (494,115)      (922,591)      (492,403)
                                                      -----------    -----------    -----------

       Net cash used by investing activities             (494,115)      (922,591)      (492,403)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to partners                            (1,100,000)      (924,263)      (850,000)
                                                      -----------    -----------    -----------

       Net cash used by financing activities           (1,100,000)      (924,263)      (850,000)
                                                      -----------    -----------    -----------

       Net increase (decrease) in cash
          and cash equivalents                          1,039,461       (293,836)         6,977

Cash and cash equivalents at beginning of year            553,361        847,197        840,220
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year              $ 1,592,822        553,361        847,197
                                                      ===========    ===========    ===========


      See accompanying notes to financial statements.

                               THE MARINA I L. P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


Summary of Significant Accounting Policies

 (a)  General

      The Marina I L. P. (Marina I) was formed by The Marina Limited Partnership
      (TMLP) and Irving Materials, Inc. (Irving) to develop residential homesite land near Geist Lake, northeast of Indianapolis, Indiana. Marina I is managed by Marina II Corporation, the general partner of TMLP. Certain expenses and costs incurred by Marina I are paid by TMLP and then reimbursed by Marina I based on actual or allocated amounts.

      Contributions of land by Irving, the limited partner, are valued at amounts agreed upon by the partners which approximate the partner's tax basis. Earnings and distributions are allocated as follows:

o For earnings from homesite sales on land contributed by Irving, Irving is first allocated an amount equal to 20% of the gross sales price less its tax basis in the land contributed, and TMLP is allocated 5% of the gross sales price. Any remaining earnings are allocated 40% to Irving and 60% to TMLP.

o For earnings from all other homesite sales, TMLP is first allocated a "management fee" based on profits from the homesite sales, with the remainder allocated 50% to each partner.

 (b)  Cash and Cash Equivalents

      Cash  and  cash  equivalents   include  cash  balances  and  money  market
      investments with maturities of less than three months.

 (c)  Properties Held for Sale

      Properties held for sale are carried at the lower of cost or estimated fair value less costs to sell. Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. Land and land improvements are allocated to homesite sales using the relative sales value and the specific identification methods. Properties are classified as available for sale when marketing of the properties for sale is authorized by management.

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

                               THE MARINA I L. P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


      The Partnership routinely evaluates all of its real estate investments to assess whether any impairment indications are present, including significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

 (d)  Financial Instruments

      The carrying amounts of the receivables approximate their fair value because the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

 (e)  Use of Estimates

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

  (f) Income Taxes

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

                                                                                                           Year of
               Name                                          Principal Occupation                           Birth

Patrick J. Bruggeman                President, American Steel Investment Corporation, Ft. Wayne, Indiana
                                    (manufacturer of wire rope)                                              1948

Lawrence L. Buell                   Certified Public Accountant and Member, Indiana House of
                                    Representatives 1)                                                       1934

Stanley E. Hunt                     Retired  2)                                                              1930

Allen E. Rosenberg                  President of the General Partner  3)                                     1935

Allen E. Rosenberg II               Vice President and Assistant Treasurer of the General Partner  4)        1955

Donald J. Calabria                  Vice President, Treasurer and Secretary of the General Partner  5)       1939


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

         SECTION 16(a):  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's Directors, executive officers and persons who beneficially own more than 10 percent of the Partnership's Limited Partner Units to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of the Partnership's Limited Partner Units and other equity securities. On the basis of reports and representations submitted by the General Partner's Directors, executive officers, and greater-than-ten-percent owners, the Partnership believes that all required Section 16(a) filings for 1998 were timely made, except that the filing to report a purchase by one Director, Mr. Bruggeman, was inadvertently not filed on time.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

         The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed $100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 1998, 1997, and 1996.

                           SUMMARY COMPENSATION TABLE

    Name and
Principal Position                                  Year    Salary       Bonus

Allen E. Rosenberg                                  1998    $200,000    $148,541
     President, Director of                         1997     200,000     180,667
     The General Partner                            1996     199,653     187,992

Allen E. Rosenberg II                               1998    $110,000    $100,000
     Vice President, Assistant Treasurer            1997      86,353     103,206
     And Director of the General Partner            1996      18,000      55,000

Each Director except Messrs. Rosenberg and Rosenberg II receives a fee of $5,000 per year, plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings. In addition to the fees received as a Director, Mr. Hunt receives a quarterly retainer of $1,500 for providing consulting services to the Partnership.

Bonus Plans

         Allen E. Rosenberg is compensated under a plan whereby three percent of the proceeds or other revenues from sales of the Partnership's investment land have been paid to him for his stewardship of the Partnership's land. The following payments were made pursuant to that plan:

                                 Year           Amount
                                 ----           ------
                                 1998          $18,150
                                 1997           39,211
                                 1996            1,328

     In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual homesite sales and five percent of the Partnership's share of the income from The Marina I L.P. are paid to Mr. Rosenberg. The following payments were made pursuant to that plan:

                                Year            Amount
                                ----            ------
                                1998           $130,391
                                1997            141,455
                                1996            186,664

         Allen E. Rosenberg II is compensated under a plan whereby 12 percent of the profit (before general and administrative expenses) will be paid to him for each residence built and sold at Sail Place. In addition, Mr. Rosenberg II will receive 50% of the net profit (before general and administrative expenses) on each custom home sold. Under this plan, $75,000 in 1997 and $100,000 in 1998 was paid to Mr. Rosenberg II as the minimum amounts payable under the plan. In January 1997, $28,206 was paid to Mr. Rosenberg II as a discretionary bonus for construction completed in 1996 on behalf of the Partnership.

Management Fees Paid to the General Partner

     In addition to bonuses that may be paid from the proceeds of sales of the Partnership's land or other revenues (see " Bonus Plans" above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $97,000 in 1998, which is equal to three percent of the Partnership's gross margin on marine operations, recreational facilities, and rental income. The management fee is not paid on revenues from land sales and investment income.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

         The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 25, 1999.

                                          Number of                   Percent
                                     Limited Partner Units               Of
        Name                           Beneficially Owned              Class

Patrick J. Bruggeman                         15,600                     3.7%
Allen E. Rosenberg                            4,940 1                   1.2%
Allen E. Rosenberg II                         2,665 2                   0.6%
Stanley E. Hunt                               1,000                     0.2%
All Directors and Officers of the
General Partner as a Group (6 Persons)       24,205 3                   5.8%

1. Includes 4,940 Units owned by Mr. Rosenberg's wife.

2. Includes 2,665 Units owned by Mr. Rosenberg II's spouse and children.

3. Includes 7,605 Units owned by spouses or others. Also includes Units described in the above notes.

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

         During 1997, The Board of Directors of the General Partner approved the conversion of 54,000 Limited Partner Units acquired in December 1997 by Mr. Rosenberg, and 2,764 Limited Partner Units owned by Mr. Rosenberg II, into a like number of General Partner Units. The Limited Partner Units were converted into General Partner Units in January 1998, which decreased the number of Limited Partner Units by 56,764 units, to 417,183 units, and increased the number of General Partner Units by 56,764 to 257,952 units.

         As of March 25, 1999 the General Partner owns a 38.2 percent interest in the profits, losses, capital, and distributions of the Partnership, which percentage is equal to the General Partner percentage of the Common Stock of the Company owned directly by the Continuing Directors at the time the Company was reorganized into the Partnership plus the net Limited Partner Units subsequently acquired and converted into General Partner Units.

         Three of the Continuing Directors, in addition to Mr. Hunt and Mr. Rosenberg II, are the current members of Board of Directors of the General Partner. The Directors of the General Partner manage and control the overall business and affairs of the General Partner and, consequently, those of the Partnership. The Directors of the General Partner are elected by the shareholders of the General Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners. Reflecting the additional conversion of Limited Partner Units in January 1998 by Mr. Rosenberg and Mr. Rosenberg II, ownership of the shares of the General Partner on March 25, 1999 is as set forth in the following table:

        ------------------------------------------- ---------------------
                       Shareholder                   Percentage Ownership
        ------------------------------------------- ---------------------

             Allen E. Rosenberg                                 47.9%
             Patrick J. Bruggeman                               17.2%
             Allen E. Rosenberg II                              16.0%
             Stanley E. Hunt                                     2.6%
             Lawrence Buell                                       .8%
             Other children of Mr. Rosenberg                    15.5%
        ------------------------------------------- ---------------------

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

         The required information is inapplicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.
         (a) (1)  Financial Statements:

         The following financial statements of the Partnership and The Marina I L.P. appear in Part II, Item 8.

         Independent Auditors' Report.

         Balance Sheets -- December 31, 1998 and 1997.

         Statements  of Earnings -- Years Ended  December  31, 1998,  1997,  and
1996.

         Statements of Partners' Equity -- Years Ended December 31, 1998, 1997 and 1996.

         Statements  of Cash Flows -- Years Ended  December 31,  1998,  1997 and
1996.

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

a)(3)  Exhibits:

         The exhibits filed as a part of this Annual Report on Form 10-K, all of which are hereby incorporated by reference except financial statements and schedules and Exhibits 3.1, 3.2, 4.1 and 99.3, are:


Exhibit                                                                        Page No. or
Number                            Exhibit                                       Filed With

3.1     Certificate of Limited Partnership of The Marina Limited Partnership       (3)

3.2     Agreement of Limited Partnership of The Marina Limited Partnership         (3)

4.1     Agreement of Limited Partnership of The Marina Limited Partnership         (3)
        Defining the rights of security holders is filed as Exhibit 3.2

10.1    License Agreement, dated October 19, 1970, between Indianapolis            (2)
        Water Company and The Shorewood Corporation

10.2    Conveyances of Easement Rights for the purpose of Installing and           (2)
        Maintaining Boat Docks, dated June 30, 1982, executed by The
        Shorewood Corporation in favor of The Creek Land Company, Inc.


10.3    Consent to Assignment of License Rights, dated March 11, 1983,             (2)
        between Indianapolis Water Company, The Shorewood Corporation
        and The Creek Land Company, Inc.

99.1    Restated Articles of Incorporation of The Marina II Corporation             (1)

99.2    Restated Bylaws of The Marina II Corporation                                (1)

99.3    Shareholders' Agreement                                                     (3)


--------------------------

1. Registration Statement on Form S-4 (Reg. No. 33-9367) filed by The Marina Limited Partnership on October 8, 1986.

2. Registration Statement on Form S-14 (Reg. No. 2-03600) filed by The Marina Corporation on October 3, 1984, as amended on November 13, 1984, and November 20, 1984.

3.   Annual  Report on Form 10-K filed by The  Marina  Limited  Partnership  for
     1993.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of 1998 by the Partnership.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The Marina Limited Partnership


Date:  March 25, 1999              By: /s/ Allen E. Rosenberg
                                      ---------------------------
                                      Allen E. Rosenberg,
                                      President of The Marina II Corporation,
                                      the General Partner of The Marina
                                      Limited Partnership


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                                  Capacity With
   Signature                    The General Partner                Date

------------------
Patrick J. Bruggeman            Director

/s/Lawrence L. Buell
Lawrence L. Buell               Director                      March 25, 1999

/s/Stanley E. Hunt
Stanley E. Hunt                 Director                      March 25, 1999

/s/Allen E. Rosenberg           Director and President
Allen E. Rosenberg              (Principal Executive Officer) March 25, 1999

                                Director,
/s/Allen E. Rosenberg II        Vice President and
Allen E. Rosenberg II           Assistant Treasurer           March 25, 1999

                                Vice President,
/s/Donald J. Calabria           Treasurer, and Secretary
Donald J. Calabria              (Principal Financial Officer) March 25, 1999