Form 10-Q
period 1999-03-31
MARINA LIMITED PARTNERSHIP
filed 1999-05-17
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 1999    Commission File Number:  0-13174


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




       Indiana                                     35-1689935
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)



11691 Fall Creek Road, Indianapolis, IN                  46256
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (317) 845-0270



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO

                           THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - March 31, 1999, and December 31, 1998.             3

  B.  Statements of Earnings - Comparative three months ended
        March 31, 1999, and 1998.                                         4

  C.  Statements of Earnings - Comparative three months ended
         March 31, 1999, and 1998.                                        5

  D.  Note to Interim Financial Statements                                6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       9


PART II.  OTHER INFORMATION

    (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


Signature                                                               10

                         PART I - FINANCIAL INFORMATION
                         THE MARINA LIMITED PARTNERSHIP
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

    The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                      March 31, 1999, and December 31, 1998
                                   (Unaudited)

                                             1999                      1998
                                             ----                      ----
Assets
Cash and cash equivalents                 $ 6,504,416              $ 5,960,801
Receivables from homesite sales             1,028,760                1,032,963
Other receivables and assets                1,007,420                  415,867

Properties held for sale:
    Homes and homesites available for sale  2,994,463                3,256,585
    Land and land improvements                941,116                  941,116
                                            ---------               ----------
                                            3,935,579                4,197,701
                                            ---------               ----------
Property and equipment:
    Marine property and equipment,net       3,184,454                3,014,095
    Recreational facilities, net              527,635                  500,741
    Commercial properties, net              2,258,512                2,301,370
                                            ---------               ----------
                                            5,970,601                5,816,206
                                            ---------               ----------
Other investments:
    Marina I                                3,072,818                2,930,267
    Investments in and Advances to
       Flatfork Creek Utility               1,022,890                1,289,030
                                           ----------               ----------
                                          $22,542,484              $21,642,835
                                           ==========               ==========

   Liabilities and Partners' Equity

Accounts payable                              776,012                  649,690
Accrued bonuses                                78,042                  104,267
Deferred revenues and sale deposits         1,079,855                  282,161
                                            ---------               ----------

         Total liabilities                  1,933,909                1,036,118
                                           ----------               ----------

Partners' equity:
  General partner                           7,895,007                7,894,298
    Limited partners                       12,713,568               12,712,419
         Total partners' equity            20,608,575               20,606,717
                                           ----------               ----------

                                          $22,542,484              $21,642,835
                                          ===========              ===========

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended March 31, 1999, and 1998
                                   (Unaudited)


                                                   1999              1998
                                                   ----              ----

Revenues:
  Homes and homesite sales                     $   396,000        $1,320,365
  Marine operations                                273,490           187,164
  Equity in earnings of investee companies         126,411           217,663
  Interest income                                   97,941           117,091
  Rental income, net                                81,833           131,000
  Recreational facilities, net                     (29,477)          (35,004)
  Gain on sales of land held for investment           -              234,275
  Miscellaneous                                      2,000              -
                                                 ---------        ----------
                                                   948,198         2,172,554
                                                 ---------        ----------

Costs and expenses:
  Cost of homes and homesites sold
         and related expenses                      275,349           775,628
  Marine operations                                413,827           299,631
  General and administrative                       253,399           249,641
  Management fees paid to general partner            3,765             7,844
                                                 ---------         ---------
                                                   946,340         1,332,744
                                                 ---------         ---------

         Net earnings                                1,858           839,810

Net earnings attributable to general partner           710           320,870
                                                 ---------         ---------

Net earnings attributable to limited partners   $    1,148        $  518,940
                                                 =========         =========

Weighted average number of limited
    partner units outstanding                      416,715           417,183
                                                 =========         =========

Net earnings per limited partner unit           $      .00        $     1.24
                                                 =========         =========

                        C. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1999, and 1998
                                   (Unaudited)

                                                               1999        1998

Cash flows from operating activities:
    Net earnings                                         $    1,858  $  839,810

    Adjustments  to  reconcile  net  earnings
       to net cash  provided by operating
       activities:
         Depreciation of properties                         123,666     105,967
         Equity in earnings of investee companies          (126,411)   (217,663)
         Collection of receivables relating to prior
               years' homesite sales                        121,203     251,511
         Receivables on current year's homesite sales      (117,000)   (157,500)
         Gain on sales of land held for investment             -       (234,275)
         Homes and homesite development costs              (545,191)   (420,231)
         Payments received for homes under construction     785,100          -
         Cost of homes and homesites sold                   134,100     238,969
         Deferred revenues and sale deposits                797,654     801,386
         Change in operating assets and liabilities        (491,456)   (728,962)
                                                          ---------    --------
    Net cash provided by
         operating activities                               663,568     479,012
                                                          ---------    --------

Cash flows from investing activities:
         Reduction in Advance to Flatfork Creek Utility    250,000          -
         Investment in Dockside Cafe                         -           (7,455)
         Additions to marine property and equipment       (243,372)    (245,403)
         Land and land development costs                   (91,893)      (1,801)
         Additions to recreational facilities              (34,688)      (3,635)
         Proceeds from sales of land held for investment       -        237,210
                                                         ---------    ---------
         Net cash (used) by investing activities          (119,953)     (21,084)
                                                         ---------    ---------
         Net increase in cash and cash equivalents         543,615      457,928

Cash and cash equivalents at beginning of period         5,960,801    5,531,556
                                                         ---------    ---------

Cash and cash equivalents at end of period              $6,504,416   $5,989,484
                                                         =========    =========

                        D. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
                                   (Unaudited)

Note (1) Basis of Presentation

      A summary of significant accounting policies used by The Marina Limited Partnership is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1998 Annual Report Form 10-K.

      The interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

      The interim financial statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

ITEM 2.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
         OPERATIONS FOR THE THREE MONTH PERIOD ENDED March 31, 1999 AND 1998.

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

Homesite Sales

     During the three months ended March 31, 1999 and 1998, the Partnership sold homesites as follows:

                                                             Morse
                      Bridgewater       Cambridge          Overlook        Total

 March 31, 1999            1               1                   1             3
 March 31, 1998            0               2                   4             6

     The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites in Cambridge. During the three months ended March 31, 1999, Marina I sold five homesites from Cambridge as compared to seven homesite sales in 1998.

Results of Operations
Three Months ended March 31
1999 Compared to 1998.

     Net earnings decreased by $838,000 in 1999 from 1998. This was primarily due to a decrease in earnings from the sale of homes and homesites of $424,000, a decrease in earnings from sale of investment land of $234,000, and decreased equity earnings from Marina I of $112,000.

     Earnings from home and homesite sales were $121,000 in 1999, which compares to $545,000 in 1998.

     The Partnership recognized $143,000 as its share of the earnings from Marina I in 1999, compared to $255,000 in 1998. This decrease is the result of homesite sales of $415,000 in 1999 as compared to $792,000 in 1998.

     During the first quarter of 1999, the Partnership and Marina I experienced a temporary slowing in land sales as compared to a very strong first quarter of 1998. Sales in the currently unreported second quarter are indicating that a shift to earlier buying in 1998 was an isolated event and a return to the more normal later spring activity is occurring. The first quarter of 1999 was also impacted by the lack of closings on new homes whereas one closing took place in 1998. This will always be somewhat irregular due to the construction time period.

     The Partnership had no sales of investment land in the first quarter of 1999. Earnings from this source will continue to be irregular since sales of investment land is not currently the primary focus of the Partnership, and investment land sales will therefore not be consistent.

     Other receivables and assets were higher on March 31, 1999 due to the seasonal increase in inventory of new boats.

     As of March 31, 1999, the Partnership collected $867,000 of advance dock rental toward the 1999 boating season. This is compared to $819,000 collected as of March 31, 1998. The rental payments are deferred when received and recognized as earned during the April to September boating season.

     On April 5, 1999, the Partnership made a cash distribution to the partners of record on March 25, 1999, of $3.75 per unit of partnership interest, for a total of $2,530,000. This compares to a cash distribution of $3.50 per partnership unit on April 3, 1998.

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

DATE: May 14, 1999