Form 10-Q
period 1999-06-30
MARINA LIMITED PARTNERSHIP
filed 1999-08-16
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 1999       Commission File Number:  0-13174


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




             Indiana                                 35-1689935
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                          Number)



11691 Fall Creek Road, Indianapolis, IN                       46256
--------------------------------------------------------    ----------
(Address of principal executive offices)                     (ZipCode)



Registrant's telephone number, including area code:  (317) 845-0270


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO

                               Page 1 of 11 Pages

                           THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - June 30, 1999, and December 31, 1998                3

  B.  Statements of Earnings - Comparative three months ended
        June 30, 1999, and 1998.                                           4

    C.  Statements of Earnings - Comparative six months ended
         June 30, 1999, and 1998.                                          5

    D.  Statements of Cash Flows - Comparative six months ended
         June 30, 1999, and 1998.                                          6

  E.  Note to Interim Financial Statements                                 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       11


PART II.  OTHER INFORMATION

                  (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)

Signature                                                                 11


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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                      June 30, 1999, and December 31, 1998
                                   (Unaudited)

      Assets                                    1999           1998
      ------                                    ----           ----


Cash and cash equivalents                    $ 7,415,759   $ 5,960,801
Receivables from homesite sales                1,097,799     1,032,963
Other receivables and assets                     692,650       415,867

Properties held for sale:
    Homes and homesites available for sale     2,430,902     3,256,585
    Land and land improvements                   879,338       941,116
                                             -----------   -----------
                                               3,310,240     4,197,701
                                             -----------   -----------
Property and equipment:
    Marine property and equipment,net          3,147,056     3,014,095
    Recreational facilities, net                 497,992       500,741
    Commercial properties, net                 2,215,653     2,301,370
                                             -----------   -----------
                                               5,860,701     5,816,206
                                             -----------   -----------
Other investments:
    Marina I                                   3,663,548     2,930,267
    Investments in and advances to
    Flatfork Creek Utility                       525,966     1,289,030
                                             $22,566,663   $21,642,835

   Liabilities and Partners' Equity

Accounts payable                             $ 1,145,638   $   649,690
Accrued bonuses                                  234,843       104,267
Deferred revenues and sale deposits              708,785       282,161
                                             -----------   -----------

         Total liabilities                     2,089,266     1,036,118
                                             -----------   -----------

Partners' equity:
  General partner                              7,844,858     7,894,298
    Limited partners                          12,632,539    12,712,419
         Total partners' equity               20,477,397    20,606,717
                                             -----------   -----------

                                             $22,566,663   $21,642,835


                               Page 3 of 11 Pages

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended June 30, 1999, and 1998
                                   (Unaudited)

                                                             1999           1998
                                                             ----           ----

Revenues:
  Homes and homesite sales                                 $2,986,117   $  975,698
  Marine operations                                         2,848,663    2,485,714
  Equity in earnings of investee companies                    936,908      549,501
  Interest income                                             127,804       91,566
  Rental income, net                                           68,830       59,402
  Recreational facilities, net                                 83,402       40,270
  Gain on sale of commercial property                          40,508         --
                                                           ----------   ----------
                                                            7,092,232    4,202,151

Costs and expenses:
  Cost of homes and homesites sold
         and related expenses                               2,265,806      728,467
  Marine operations                                         2,001,996    1,734,596
  General and administrative                                  309,715      294,602
  Management fees paid to general partner                      48,246       37,249
                                                           ----------   ----------
                                                            4,625,943    2,794,914

         Net earnings                                       2,466,289    1,407,237

Net earnings attributable to general partner                  942,862      537,670
                                                           ----------   ----------

Net earnings attributable to limited partners              $1,523,427   $  869,567
                                                           ==========   ==========

Weighted average number of limited
    partner units outstanding                                 416,715      417,183
                                                           ==========   ==========

Net earnings per limited partner unit                      $     3.66   $     2.08
                                                           ==========   ==========



                               Page 4 of 11 Pages

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                    Six Months Ended June 30, 1999, and 1998
                                   (Unaudited)

                                                   1999         1998

Revenues:
  Homes and homesite sales                      $3,382,117   $2,296,063
  Marine operations                              3,122,153    2,672,878
  Equity in earnings of investee companies       1,063,320      767,164
  Interest income                                  225,745      208,658
  Rental income, net                               150,663      177,328
  Recreational facilities, net                      53,925        5,266
  Gain on sales of land held for investment
     and commercial property                        42,508      234,275
                                                ----------   ----------
                                                 8,040,431    6,361,632

Costs and expenses:
  Cost of homes and homesites sold
         and related expenses                    2,541,156    1,504,095
  Marine operations                              2,415,822    2,034,228
  General and administrative                       563,114      544,243
  Management fees paid to general partner           52,191       45,093
                                                ----------   ----------
                                                 5,572,283    4,127,659

         Net earnings                            2,468,148    2,233,973

Net earnings attributable to general partner       943,573      853,545
                                                ----------   ----------

Net earnings attributable to limited partners   $1,524,575   $1,380,428
                                                ==========   ==========

Weighted average number of limited
  partner units outstanding                        416,715      417,183
                                                ==========   ==========

Net earnings per limited partner unit           $     3.66   $     3.31
                                                ==========   ==========


                               Page 5 of 11 Pages

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six Months Ended June 30, 1999, and 1998
                                   (Unaudited)

                                                                 1999         1998

Cash flows from operating activities:
    Net earnings                                           $ 2,468,148    $ 2,233,973

    Adjustments  to  reconcile  net  earnings to
      net cash  provided by operating activities:
         Depreciation of properties                            249,389        211,935
         Equity in earnings of investee companies           (1,063,320)      (767,164)
         Collection of receivables relating to prior
               years' homesite sales                           175,295        375,754
         Receivables on current year's homesite sales         (240,133)      (153,401)
         Gain on sales of land held for investment
           and commercial property                             (42,508)      (234,275)
         Homes and homesite development costs                 (808,085)      (372,942)
         Payments received for homes under construction        942,156           --
         Cost of homes and homesites sold                      959,784        335,430
         Deferred revenues and sale deposits                   426,624        538,098
         Change in operating assets and liabilities            349,741        (75,468)

         Net cash provided by operating activities           3,411,691      2,091,939
                                                           -----------    -----------

Cash flows from investing activities:
         Distributions received from Marina I                  343,103        545,463
         Repayment of advances to Flatfork Creek Utility       750,000           --
         Investment in Dockside Cafe,
           net of distributions received                          --          (20,157)
         Additions to marine property and equipment           (281,044)      (281,440)
         Land and land development costs                      (206,394)        (1,801)
         Additions to recreational facilities                  (57,630)        26,229
         Proceeds from sales of land held for investment
           and commercial property                              87,300        237,210
                                                           -----------    -----------
         Net cash provided by investing activities             635,335        493,360
                                                           -----------    -----------

Cash flows from financing activities:
         Distribution to partners                           (2,597,468)    (2,362,973)
                                                           -----------    -----------

         Net cash used in financing activities              (2,597,468)    (2,362,973)
                                                           -----------    -----------
         Net increase in cash
           and cash equivalents                              1,454,958        222,326

Cash and cash equivalents at beginning of period             5,960,801      5,531,556
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 7,415,759    $ 5,753,882
                                                           ===========    ===========


                               Page 6 of 11 Pages

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
               Three and Six Months Ended June 30, 1999, and 1998
                                   (Unaudited)

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

The in terim financial statements at June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


                               Page 7 of 11 Pages

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

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

     Homesite Sales

     During the three and six month periods ended June 30, 1999 and 1998, the Partnership sold homesites as follows:

                                          Three Months             Six Months
                                          ------------             ----------
                                         1999        1998        1999       1998
                                         ----        ----        ----       ----
Cambridge                                  7           1           8           3
Bridgewater                                1           1           2           1
Morse Overlook                             2           2           3           6
                                          --          --          --          --
                                          10           4          13          10
                                          ==          ==          ==          ==

         The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites in Cambridge. During the three and six month periods ended June 30, 1999 and 1998, Marina I sold homesites from Cambridge as follows:

                                              June 30
                                         1999         1998
                                         ----         ----
                         2nd Quarter       16           14
                                         ====         =====
                         Six Months        21           21
                                         ====         =====


                               Page 8 of 11 Pages

         Results of Operations
         Six Months ended June 30, 1999 Compared to 1998.
         Net earnings increased by $234,200 in 1999 from 1998. This increase was primarily due to increased equity earnings from Marina I of $236,800, an increase in earnings after direct costs of $68,600 from Marine operations, and an increase in earning from homes and homesite sales of $49,000. These increases were partially offset by a decrease in gain on the sales of investment land and commercial property of $191,800.

         The increase in operating income of $68,600 from marine operations is the result of contributions from substantially all elements of the marine business.

         The Partnership recognized $1,076,000 as its share of the earnings from Marina I in 1999, compared to $840,000 in 1998. This reflects the shift in Cambridge homesite sales by Marina I due to the Partnership's homesites in Cambridge being substantially sold. During the six month period ended June 30, 1999, Marina I recorded $612,000 in revenue and $588,000 in profit as its share from the Partnership's sale of six homesites that were partially owned by Marina I. Accounts payable has increased by $612,000 at June 30, 1999 as compared to 1998 as a result of these transactions.

         During the second quarter of 1999, the Partnership sold commercial property for an aggregate $87,300, which resulted in a gain of $42,500. This compared to a gain of $234,000 in 1998. Earnings from this source will continue to be irregular since sales of this type property is not currently the primary focus of the Partnership, and therefore will not be consistent.

         As of June 30, 1999, the Partnership had $556,000 of unamortized advance dock rentals toward the 1999 boating season. This is compared to $514,000 as of June 30, 1998. The rental payments are deferred when received and recognized as earned during the April to September boating season.

          Other receivables and assets were higher on June 30, 1999 compared to December 31, 1998 due to the seasonal increase in inventory of new and used boats.

         On April 5, 1999, the Partnership made a cash distribution to the partners of record on March 25, 1999, of $3.85 per unit of partnership interest, for a total of $2,530,000. This compares to a cash distribution of $3.50 per partnership unit on April 3, 1998.


                               Page 9 of 11 Pages

         Results of Operations
         Three Months ended June 30, 1999 Compared to 1998.
         Net earnings increased by $1,059,000 for the second quarter of 1999 as compared to 1998. This was primarily due to an increase in earnings from the sale of homes and homesites of $473,000, an increase in equity earnings from Marina I of $349,000 and an increase in earnings from Marine operations of $95,000.

          Earnings from home and homesite sales were $720,000 in 1999, which compares to $247,000 in 1998 due to higher sales volume as reflected in number of homesites sold.

          The Partnership recognized $934,000 as its share of the earnings from Marina I in 1999, compared to $584,000 in 1998.

          Factors lending to these increases in earnings during the second quarter of 1999 compared to 1998 are substantially as discussed related to the six months ended June 30, 1999.

         Computer Systems and Year 2000 Issues

         The Partnership is currently modifying its computer systems to provide a more complete management information system. All current and planned systems are believed to be year 2000 compliant. The cost of the Year 2000 compliance within this system modification is not identifiable, but is not deemed material.

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

         The foregoing discussion of Year 2000 issues include forward-looking statements reflecting the Partnership's current assessment with respect to its Year 2000 compliance efforts and the impact of Year 2000 issues on the Partnership's business and operations. Various factors could cause actual results to differ materially from those contemplated by such assessment and forward-looking statements, including many factors that are beyond the control of the Partnership. These factors include, but are not limited to, representations by vendors and customers, technological advancements, economic conditions and competitive considerations.
                               Page 10 of 11 Pages

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


DATE: August 11, 1999

                               Page 11 of 11 Pages