Form 10-Q
period 1999-09-30
MARINA LIMITED PARTNERSHIP
filed 1999-11-15
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                     20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED: SEPTEMBER 30, 1999       COMMISSION FILE NUMBER:  0-13174


                        THE MARINA LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)




                      INDIANA                                        35-1689935
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)          Number)



11691     FALL    CREEK    ROAD,    INDIANAPOLIS,    IN                   46256
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code:  (317) 845-0270






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES  X            NO






                              Page 1 of 11 Pages

                           THE MARINA LIMITED PARTNERSHIP

                                   FORM 10-Q

                               Table of Contents

PART I.  FINANCIAL INFORMATION                                 PAGE NO.

Item 1.  Financial Statements (unaudited)

  A.  Balance Sheets - September 30, 1999, and December 31, 1998 3

  B.  Statements of Earnings - Comparative three months ended
        September 30, 1999, and 1998.                       4

  C.  Statements of Earnings - Comparative nine months ended
         September 30, 1999, and 1998.                      5

  D.  Statements of Cash Flows - Comparative nine months ended
         September 30, 1999, and 1998.                      6

  E.  Note to Interim Financial Statements                  7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  11


PART II.  OTHER INFORMATION

          (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


Signature                                                            11












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

                      A.  THE MARINA LIMITED PARTNERSHIP
                                Balance Sheets
                   September 30, 1999, and December 31, 1998
                                  (Unaudited)

      ASSETS                      1999           1998

Cash and cash equivalents          $ 8,126,509    $ 5,960,801
Receivables from homesite sales        668,608      1,032,963
Other receivables and assets                500,710        415,867

Properties held for sale:
  Homes and homesites available for sale   2,415,700      3,256,585
  Land and land improvements                946,538        941,116
                                               3,362,238      4,197,701
Property and equipment:
  Marine property and equipment,net       3,132,005      3,014,095
  Recreational facilities, net              495,404        500,741
  Commercial properties, net              2,172,795      2,301,370
                                               5,800,204      5,816,206
Other investments:
  Marina I                                4,211,665      2,930,267
  Investments in and advances to
  Flatfork Creek Utility               510,938      1,289,030
                                             $23,180,872    $21,642,835

   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                             $   826,070    $   649,690
Accrued bonuses                                  293,039        104,267
Deferred revenues and sale deposits     202,342        282,161

     Total liabilities                    1,321,451      1,036,118

Partners' equity:
  General partner                              8,373,256      7,894,298
  Limited partners                            13,486,165     12,712,419
     TOTAL PARTNERS' EQUITY              21,859,421     20,606,717

                                             $23,180,872    $21,642,835

                              Page 3 of 11 Pages

                      B.  THE MARINA LIMITED PARTNERSHIP

                            Statements of Earnings
                Three Months Ended September 30, 1999, and 1998
                                  (Unaudited)


                                                  1999           1998

Revenues:
  Homes and homesite sales              $ 1,141,701  $1,047,161
  Marine operations             1,658,075   1,676,652
  Equity in earnings of investee companies     533,089     164,324
  Interest income                                129,560     122,703
  Rental income, net                         93,562      90,612
  Recreational facilities, net      63,740      65,865
                                               3,619,727   3,167,317

Costs and expenses:
  Cost of homes and homesites sold
     and related expenses                   953,905     622,403
  Marine operations                              939,198     947,965
  General and administrative                305,497     245,223
  Management fees paid to general partner      39,102      38,493
                                               2,237,702   1,854,084

       NET EARNINGS                            1,382,025   1,313,233

Net earnings attributable to general partner     528,403     501,717

Net earnings attributable to limited partners $  853,622  $  811,516

Weighted average number of limited
  partner units outstanding                 416,715     417,183

Net earnings per limited partner unit  $     2.05  $     1.95











                              Page 4 of 11 Pages

                      C.  THE MARINA LIMITED PARTNERSHIP

                            Statements of Earnings
                Nine Months Ended September 30, 1999, and 1998
                                  (Unaudited)


                                                      1999          1998

Revenues:
  Homes and homesite sales                   $ 4,523,817   $3,343,223
  Marine operations                                 4,780,619 4,339,760
  Equity in earnings of investee companies   1,596,409   931,488
  Interest income                                     355,305   331,361
  Rental income, net                             244,224   267,940
  Recreational facilities, net         117,666    78,621
  Gain on sales of land held for investment
     and commercial property                      42,508   234,275
                                                   11,660,548 9,526,668

Costs and expenses:
  Cost of homes and homesites sold
     and related expenses                  3,495,061 2,126,528
  Marine operations                        3,355,411 2,979,913
  General and administrative                 868,610   789,465
  Management fees paid to general partner       91,294    83,586
                                                    7,810,376 5,979,492

       NET EARNINGS                        3,850,172 3,547,176

Net earnings attributable to general partner    1,472,074 1,355,280

Net earnings attributable to limited partners  $ 2,378,098   $2,191,896

Weighted average number of limited
  partner units outstanding                 416,715   417,183

Net earnings per limited partner unit  $      5.71    $    5.25











                              Page 5 of 11 Pages

                      D.  THE MARINA LIMITED PARTNERSHIP

                           Statements of Cash Flows
                Nine Months Ended September 30, 1999, and 1998
                                  (Unaudited)

                                                       1999        1998

Cash flows from operating activities:
  Net earnings      $3,850,172   $ 3,547,176

  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation of properties   375,112   317,902
     Equity in earnings of investee companies (1,596,409) (931,488) Collection of receivables relating to prior
         years' homesite sales                  364,355   629,882
     Receivables on current year's homesite sales        -  (387,374)
     Gain on sales of land held for investment
       and commercial property         (42,508)  (234,275)
     Homes and homesite development costs (2,314,563)  (897,044)
     Payments received for homes under construction  832,180   939,600
     Cost of homes and homesites sold  2,754,752   490,830
     Deferred revenues and sale deposits    (79,819)   (39,011)
     Change in operating assets and liabilities    280,309   345,438

     NET CASH PROVIDED BY OPERATING ACTIVITIES   4,423,581 3,781,637

Cash flows from investing activities:
     Distributions received from Marina I     343,103   545,463
     Advances to Flatfork Creek Utility, net     750,000   (1,350,000)
     Distributions received from Dockside Caf<e'>        -    60,899
     Additions to marine property and equipment      (341,064)  (532,933)
     Land and land development costs    (436,908)    (1,801)
     Additions to recreational facilities & other
       Commercial properties     (62,836)   (27,048)
     Proceeds from sales of land held for investment
       and commercial property    87,300   237,210
     NET CASH PROVIDED (USED) BY INVESTING
     ACTIVITIES     339,595   (1,068,210)

Cash flows from financing activities:
     Distribution to partners                 (2,597,468)  (2,362,973)

     NET CASH USED IN FINANCING ACTIVITIES  (2,597,468)  (2,362,973)
     Net increase in cash
       and cash equivalents                    2,165,708           350,454

Cash and cash equivalents at beginning of period   5,960,801 5,531,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $8,126,509   $5,882,010

                              Page 6 of 11 Pages

                      E.  THE MARINA LIMITED PARTNERSHIP

                     Note to Interim Financial Statements
           Three and Nine Months Ended September 30, 1999, and 1998
                                  (Unaudited)

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

The interim financial statements at September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

























                              Page 7 of 11 Pages

ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.
     The following discussion and analysis is intended to address the significant factors affecting the Partnership's results of operations and financial condition. It is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an analysis of the financial statements alone. It should, however, be read in conjunction with the financial statements included elsewhere herein.

     HOMESITE SALES
     During the three and nine month periods ended September 30, 1999 and 1998, the Partnership sold homesites as follows:

                              THREE MONTHS             NINE MONTHS
                              1999    1998             1999  1998
          Cambridge             0       0                8     3
          Bridgewater      0         0              2         1
          Morse Overlook        2       5                5    11
                                2         5             15    15

     The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites in Cambridge. During the three and nine month periods ended September 30, 1999 and 1998, Marina I sold homesites from Cambridge as follows:

                                   1999 1998
                    Three Months    12              4
                    Nine Months  33    25

RESERVOIR WATER LEVELS
      MARINE OPERATIONS
During the period ended September 30, 1999 the precipitation experienced in the Morse and Geist Lakes area was insufficient to maintain the water at normal levels. Such condition had a minimal impact on the Partnerships' marine operations in that period and will not significantly impact the fourth quarter of 1999 or the first quarter of 2000. However, if precipitation is insufficient to return the water to substantially normal levels by early spring, the Partnerships' Marine results of operations in the year 2000 would be adversely affected. In certain previous years the reservoirs have experienced inadequate precipitation to maintain the water level but the reservoirs have always returned to normal levels in the spring. However, there is no assurance that the same pattern will be repeated.

      HOMESITE SALES
Because of the low water level described in the preceding paragraph, should the reservoirs not return to substantially normal levels, there may be an adverse impact on water oriented homesite sales.

                              Page 8 of 11 Pages

     RESULTS OF OPERATIONS
     Nine Months ended September 30, 1999 Compared to 1998.
     Net earnings increased by $303,000 in 1999 from 1998. This increase was primarily due to increased equity earnings from Marina I of $655,000. This increase was partially offset by a decrease in earnings from homes and homesite sales of $187,900 and a decrease in gain on the sales of investment land and commercial property of $191,800.

     The Partnership recognized $1,624,000 as its share of the earnings from Marina I in 1999, compared to $969,000 in 1998. This reflects the shift to Marina I of Cambridge homesite sales due to the Partnership's homesites in Cambridge being substantially sold. During the nine month period ended September 30, 1999, Marina I recorded $612,000 in revenue and $588,000 in profit as its share from the Partnership's sale of six homesites that were partially owned by Marina I. Accounts payable has increased at September 30, 1999 as compared to 1998 as a result of these transactions.

     During the nine month period ended September 30, 1999, the Partnership sold commercial property for an aggregate $87,300, which resulted in a gain of $42,500. This compared to a gain of $234,000 in 1998. Earnings from this source will continue to be irregular since sales of this type property is not currently the primary focus of the Partnership, and therefore will not be consistent.

     On April 5, 1999, the Partnership made a cash distribution to the partners of record on March 25, 1999, of $3.85 per unit of partnership interest, for a total of $2,597,468. This compares to a cash distribution of $3.50 per partnership unit on April 3, 1998.
















                              Page 9 of 11 Pages

     RESULTS OF OPERATIONS
     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998.
     Net earnings increased by $68,800 for the third quarter of 1999 as compared to 1998. This was primarily due to an increase in equity earnings from Marina I of $418,000 offset by a decrease in earnings from the sale of homes and homesites of $237,000.

     Earnings from home and homesite sales were $188,000 in 1999, which compares to $425,000 in 1998. This decrease is attributed to a higher percentage of revenue from home sales with a lower gross profit margin than from homesite sales.

     The Partnership recognized $548,000 as its share of the earnings from Marina I in 1999, compared to $130,000 in 1998.

     Factors leading to these increases in earnings during the third quarter of 1999 compared to 1998 are substantially as discussed related to the nine months ended September 30, 1999.

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




DATE: November 15, 1999









                              Page 11 of 11 Pages

*** Conversion terminated at this point (TRIAL version of software).