Form 10-K
period 1999-12-31
MARINA LIMITED PARTNERSHIP
filed 2000-04-06
CIK 803605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13174
                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               INDIANA                                         35-1689935
    State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

11691 Fall Creek Road, Indianapolis, IN                         46256
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

     The aggregate market value of the Limited Partner Units held by non-affiliates of the registrant, based upon the average bid prices of such units during the 60 day period ended March 27, 2000, and assuming solely for purposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $14,404,000. The source of the bid quotation is the matching service made available by the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1          - Business                                                    1

Item 2          - Properties                                                  7

Item 3          - Legal Proceedings                                           7

Item 4          - Submission of Matters to a Vote of Security Holders         7

                                     PART II

Item 5          - Market for Partnership's Common Equity
                  and Related Security Holder Matters                         7

Item 6          - Selected Financial Data                                     9

Item 7          - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

Item 7A         - Quantitative and Qualitative Disclosures
                  About Market Risk                                          13

Item 8          - Financial Statements and Supplementary Data                13

Item 9          - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     32

                                    PART III

Item 10         - Directors and Executive Officers                           32

Item 11         - Executive Compensation                                     33

Item 12         - Security Ownership of Certain Beneficial Owners
                  and Management                                             35

Item 13         - Certain Relationships and Related Transactions             37

                                     PART IV

Item 14         - Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                        38

SIGNATURES                                                                   40

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

Investment Real Estate

     On December 31, 1999, the Partnership owned approximately 345 acres of investment real estate. Approximately 271 acres of this investment real estate are adjacent to Geist Lake, and approximately 74 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homes and homesite sales revenue accounted for 41 percent of the Partnership's revenues for 1999, 37 percent for 1998, and 31 percent for 1997. There were no sales of investment land in 1999. Such sales accounted for 4 percent of the Partnership's revenues for 1998 and 7 percent for 1997.

     Geist Lake. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1999, the Partnership's investment real estate at Geist Lake consisted of approximately 271 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately 23 acres of the land at Geist Lake is being used for Geist Marina and Marina Village and approximately 10 acres is being used for the Geist Harbor Club facilities. See "Marine Operations" and "Investment Real Estate -- Commercial Development" below.

     Morse Lake. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 1999, the Partnership's investment properties at Morse Lake consisted of approximately 74 acres zoned for single-family residential, commercial, and agricultural use. Approximately 18 acres of the land at Morse Lake is being used for the Morse Marina. See "Marine Operations" below.

     Residential Development. Bridgewater, located near Geist Marina, was the Partnership's first single-family project. It includes 81 homesites, of which development is complete. The Partnership sold three waterfront homesites from Bridgewater in 1999. Homesite revenue from these sales was $965,000. Homesite inventory in Bridgewater at December 31, 1999 consists of five waterfront homesites.

     The Partnership sold eight homesites in 1999 from Cambridge, a single-family residential development located at Geist Lake. In 1999, homesite revenue from such Cambridge sales was $1,062,000. The Marina I L.P., a joint venture, sold 42 homesites from Cambridge in 1999. See "Marina I" below. At December 31, 1999, the Partnership had no homesites remaining to be sold in Cambridge, while Marina I had 28 homesites remaining to be sold, of which 6 are waterfront. When complete, Cambridge will include more than 400 homesites of which 305 have been developed. All of the homesites owned by the Partnership have been sold so that future homesite sales in Cambridge will be from Marina I.

     Marina I is currently in the process of developing a new section of 34 waterfront lots in Cambridge. These lots will be available in the spring of 2000.

     The Partnership has developed Morse Overlook, an upscale single-family homesite project located at Morse Lake. Morse Overlook includes 50 homesites including 27 waterfront. In 1999, the Partnership sold six homesites from Morse Overlook including one waterfront homesite. These sales generated homesite revenue of $477,000. At December 31, 1999, the Partnership had 28 homesites in inventory of which 12 were waterfront.

     During 1998, the Partnership completed development of Sail Place, a new residential development at Geist Lake which includes 30 homesites. The Partnership intends to build specially designed homes with smaller homesites and a unique package of services to appeal to a more mature customer. The Partnership intends to build all of the homes in Sail Place to better control placement and the design of each home. The Partnership sold five homesites with homes in 1999 for total revenue of $2,809,000.

     The Partnership is currently developing a new residential community in the Geist Lake area containing 81 homesites in the first section. Canal Place will be a combination of waterfront, water access and off-water lots with an estimated total of 360 homesites. It is expected that homesites in the first section will be available in the summer of 2000.

     Marina I has developed Weatherstone, a new community in the Geist area containing 62 homesites. All homesites are off-water and are being sold to an upscale production builder who will provide homes in the upper price range for production homes, below the price of the typical custom home. Currently the contract provides for the builder to acquire three lots per month commencing in March 2000.

     The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions. However, due to a sand and gravel mining project in Geist Lake by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for six years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Irving land is available. The Partnership expects to have a sufficient inventory of homesites for 2000. See "Investment Real Estate - Marina I", below.

     Homesite Financing Arrangements. The Partnership sells residential homesites for cash or mortgage. The Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. When a homesite is sold to an individual purchaser on contract, a warranty deed is conveyed to the purchaser, and the purchasers execute an installment promissory note and a purchase money real estate mortgage to the Partnership. In 1999, 1998 and 1997, interest rates on homesites sold on contract were 9% the first year, 10% in the second year, and 12% for the remainder.

     Investment  Property.   The  Partnership  continues  to  acquire  and  sell
commercial investment land near Geist and Morse Lakes. During 1999, the Partnership sold no investment land compared with two parcels of land for a total of $605,000 in 1998. Most of the commercial land near Geist Lake has been sold.

     Marina Village. The Partnership operates a 21,000 square foot retail and office development known as Marina Village. This building includes 15,000 square feet of retail space and 6,000 square feet of office space, all of which has been leased except for 2,000 square feet which is the office of the Partnership. The Partnership realized $248,000 in rental income from Marina Village in 1999.

     Marina I. The Partnership is the general partner of The Marina I L.P., an Indiana limited partnership ("Marina I"), and Irving Materials, Inc. ("Irving") is the sole limited partner. Marina I has a right to receive and develop more than 150 acres of Irving land in the vicinity of Geist Lake. Irving continues to mine and extract sand and gravel from the remaining property, and it contributes parcels of the land to Marina I when the extraction is complete. The Partnership is responsible for developing and selling the property for residential use.

     The Partnership, as general partner, and Irving, as limited partner, received $1,270,000 and $1,285,000 cash and property, respectively, in distributions during 1999. Additionally, the Partnership recognized $2,040,000 in equity earnings from Marina I for the 42 homesites sold in Cambridge and other related activities in 1999. See "Investment Real Estate -- Residential Development" above.

     Flatfork Creek Utility. The Partnership and Irving are each 50 percent shareholders of Flatfork Creek Utility, Inc., an Indiana corporation (the "Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer lines to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in 1994. The first phase of the plant will serve approximately 430 homes. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission. The Corporation recorded a $70,000 net loss for 1999, of which the Partnership accounted for its 50% share as a decrease in its investment in the Corporation. The Corporation expects minor operating losses for the next several years. During 1998, the Corporation retired a $1,567,000 bank loan using the proceeds of a $1,350,000 demand note borrowing from the Partnership with the remainder paid from the Corporation's internal funds. During 1999, the Corporation retired $750,000 of this borrowing.

Marine Operations

     The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately 1,200 boat docks, three public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October.

     Marine operations accounted for 37 percent of the Partnership's revenues in 1999, 42 percent in 1998, and 43 percent in 1997. The principal sources of revenues are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, boat docks and lifts, food items and miscellaneous services.

     The marine operations are affected by inclement weather, which tends to discourage boating and reduce revenues. Also, because Geist and Morse Lakes are reservoirs for the Indianapolis area water supply, the levels of the lakes may fall during drought periods, making boating hazardous and reducing recreational use. Recreational use was curtailed in the fall of 1999 due to the low water with minimal impact on revenue from marine operations.

Recreational Facilities

     The Partnership operates recreational facilities at Geist Lake for residents of the Partnership's residential developments and residents of communities developed by The Shorewood Corporation. The recreational facilities include a clubhouse and three pools. The operating season for the pools begins on Memorial Day weekend and extends to Labor Day weekend, but the clubhouse is available for rental throughout the year.

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

Regulation

     The Partnership's real estate is subject to governmental regulations, particularly zoning regulations, restrictions on construction in flood plains, wetlands protection, and restrictions on water and waste disposal systems. To the extent applicable, any developer of the property must comply with such regulations, as well as the Federal Interstate Land Sales Full Disclosure Act, water pollution and water quality control regulations, and other miscellaneous regulatory requirements. The Partnership cannot predict the cost or effect of future regulations on the development potential of its real estate.

Employees

     The Partnership has approximately 33 full-time employees (most of whom are primarily engaged in marine operations) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are four officers of the General Partner, all of whom devote their full-time duties to activities of the General Partner and the Partnership.

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

     The General Partner believed it was desirable to continue to be treated as a partnership for federal income tax purposes. As a result, the Partnership elected to de-list from NASDAQ effective as of the close of business on December 19, 1997, in order to avoid continuing to be classified as a PTP. ATER THAT DATE, TRANSFERS OF LIMITED PARTNER UNITS ARE RECOGNIZED BY THE PARTNERSHIP ONLY IF THEY ARE MADE THROUGH THE MATCHING SERVICE ESTABLISHED BY THE PARTNERSHIP. The only exceptions to this restriction are certain transfers among family members and transfers by reason of death.

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

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     Effective as of the close of business on December 19, 1997 the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol MRNCZ. The following table sets forth for 1998 and 1999 the representative high and low bid quotations of the Partnership's Limited Partner Units as reported through a matching service made available by the Partnership. Such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

                              1998                           1999
                              ----                           ----
                      High            Low             High            Low
Quarter Ended          Bid            Bid              Bid            Bid
-------------          ---            ---              ---            ---
  March 31           $   --         $   --           $31.50         $31.50
   June 30           $30.00         $28.00           $30.00         $30.00
September 30         $30.00         $30.00           $34.00         $34.00
 December 31         $31.50         $30.50           $36.00         $36.00

     There is no established public trading market for the Limited Partner Units. During the 60-day period that ended March 27, 2000, there were two bids to purchase at $36 per unit. It is anticipated that such bids will be revised downward once the Partnership makes an annual distribution. The source of the bid quotation is through a matching service made available by the Partnership, and such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

     During 1999 there were 6,117 units traded through the matching service. The Partnership is aware that additional units were traded outside of the matching service during 1999. IN ORDER TO COMPLY WITH THE FEDERAL TAX RULES, THE PARTNERSHIP WILL NOT RECOGNIZE A TRANSFER CONDUCTED OUTSIDE OF THE MATCHING SERVICE UNLESS SUCH TRANSFER MEETS A SPECIFIED EXCEPTION THAT WILL NOT ENDANGER THE PARTNERSHIP'S CONTINUED TREATMENT AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES (SEE ITEM 1 - TAXATION OF INTERESTS IN PUBLICLY TRADED PARTNERSHIPS). In such cases, the Partnership may at its option recognize such transfers.

     On March 27, 1999 there were approximately 408 record holders of Limited Partner Units of the Partnership.

     On each of April 5,  1999 and  April  2,1998,  the  Partnership  made  cash
distributions  of  $3.85  and  $3.50   respectively  per  unit.  No  other  cash
distributions were made during 1998 and 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for each of the years in the five-year period ended December 31, 1999 are derived from the financial statements of the Partnership, which have been audited by KPMG LLP, independent certified public accountants. The financial statements for the years ended December 31, 1999, 1998, and 1997, and the auditors' report thereon, are included in Part II, Item 8.

                (In thousands, except per unit or share amounts)
                             Years Ended December 31

Selected Statement of Earnings Data:                 1999             1998             1997             1996             1995
------------------------------------                 ----             ----             ----             ----             ----
Homes and homesite sales                          $ 5,649          $ 4,222          $ 2,733          $ 3,387          $ 4,992
Marine revenues                                     5,106            4,784            3,791            3,156            3,065
Gain on land sales                                     --              498              661               40              498
Equity in earnings of investee companies            2,005            1,032              992              386              920
Other revenues                                        841              862              726              723              602
Earnings before income taxes                        4,212            3,809            3,742            3,034            4,391
Net earnings                                        4,212            3,809            3,742            3,034            4,391
Earnings per unit 1)                                 6.24             5.64             5.54             4.49             6.50
Cash distribution per unit 1)                        3.85             3.50             3.25             3.25             2.00

Selected Balance Sheet Data:

Total assets                                       22,982          $21,643          $20,038          $18,450          $17,691
Debt obligations                                       --               --               --               --               --
Partners' equity                                   22,221           20,607           19,178           17,630           16,786

     1) Earnings and cash distribution per unit have been calculated on the following basis:

                                       Earnings                     Cash Distributions
                                       --------                     ------------------
                               General          Limited          General          Limited
                               Partner          Partner          Partner          Partner
        Period                  Units            Units            Units            Units
        ------                  -----            -----            -----            -----
1999                           257,952          416,715          257,952          416,715
1998                                                             257,952          417,183
   January 1-November 30       257,952          417,183
   December 1 - December 31    257,952          416,715
1997                           201,188          473,947          201,188          473,947
1996                                                             196,714          478,421
   July 1 - December 31        201,188          473,947
   January 1 - June 30         196,714          478,421
1995                           196,714          478,421          196,714          478,421
1994                           196,714          478,421          196,714          478,421

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

General

     The Partnership's principal sources of revenue in 1999 were consistent with 1998, and included revenue from homes and homesite sales, marine operations, equity in earnings of investee companies, and interest and rental income.

     The Partnership's primary sources of revenue were as follows:

                                                   1999        1998       1997
                                                   ----        ----       ----

Homes  and Homesite Sales                           41%        37%         31%
Marine Operations                                   37%        42%         43%
Equity in Earnings From Investee Companies          15%         9%         11%

     Homesite Sales

     The following table presents the total homesite sales as well as dispersion by community:

     Year      Bridgewater      Cambridge      Morse Overlook     Total
     ----      -----------      ---------      --------------     -----
     1999           3               8                6             17
     1998           2               3                11            16
     1997           7               13               1             21

     Home Sales

     During 1999, the Partnership completed construction and sold eight home compared to six in 1998.

     Marina I L.P.

     The Partnership is the general partner of Marina I which has also developed homesites in Cambridge. During 1999, Marina I sold 42 homesites from Cambridge as compared to 28 homesite sales in 1998 and 21 in 1997. Marina I recorded $612,500 in revenue during 1999 as its share from the Partnership's sale of homesites that were partially owned by Marina I, as compared to none in 1998 and $104,600 in 1997.

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

Reservoir Water Levels
Marine Operations

     During 1999 the precipitation experienced in the Morse and Geist Lakes area was insufficient to maintain the water at normal levels. Such condition had a minimal impact on the Partnerships' marine operations for the year and will not significantly impact the first quarter of 2000. However, if precipitation is insufficient to return the water to substantially normal levels by early spring, the Partnerships' Marine results of operations in the year 2000 will be adversely affected. During the first quarter of 2000 the water levels have risen but are not yet at normal level. In certain previous years the reservoirs have experienced inadequate precipitation to maintain the water level but the reservoirs have always returned to normal levels in the spring. However, there is no assurance that the same pattern will be repeated. The foregoing discussion of reservoir water levels include forward-looking statements reflecting the Partnership's current knowledge of the impact of water levels on marine operations. Various factors (including precipitation levels or actions by the Indianapolis Water Company, which controls the reservoirs for water supply purposes) could impact marine operations in a manner materially different from those contemplated by the Partnership.

Homesite Sales

     Because of the low water level described in the preceding paragraph, should the reservoirs not return to substantially normal levels, there may be an adverse impact on water oriented homesite sales.

Liquidity and Capital Resources

     The General Partner of the Partnership believes that current funds and funds generated by homes and homesite sales, marine operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 2000. On December 31, 1999, the Partnership had cash and cash equivalents, including short-term investments, of $8,527,000. On December 31, 1999, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 2000. During 1999, the Partnership expended approximately $2,866,000, net of payments received, for home and homesite development costs. In addition, approximately $63,000 was spent for the Partnership's recreational facilities, and $405,000 was expended for marina property and equipment.

     On a long-term basis, major sources of liquidity are expected to be revenues from marine operations, sales of homes and homesites and investment land, distributions from investee companies, and if necessary, bank borrowings. The Partnership currently expects that funds from current reserves and operating cash flow will be sufficient to satisfy future capital needs.

Results of Operations

     1999 Compared to 1998. Net earnings increased by $403,500 in 1999 from 1998. This increase was primarily due to an increase in equity earnings from investee companies of $973,000. Such increase was partially offset by a decrease in gains on the sale of investment land of $498,000 and an increase in other expenses of $113,000.

     Earnings from homes and homesite sales were $1,281,000 in 1999, which compares to $1,297,000 in 1998. Earnings from homesite sales decreased in 1999 compared to 1998 due to a shift of homesite sales to Marina I. This reduction was substantially offset by the sale of eight completed homes as compared to six in 1998.

     The Partnership recognized $2,040,000 as its share of the earnings from Marina I in 1999, compared to $1,072,000 in 1998. Such increase results from homesite sales of $5,829,000 in 1999 as compared to $3,447,000 in 1998.

     The decrease in the Partnership's income from homesite sales is substantially offset by the increase in equity income from Marina I. This is the result of the remaining Cambridge homesites having been predominantly owned by Marina I rather than the Partnership; future homesite sales from Cambridge will be from Marina I. The sales by Marina I are not reflected in homesite sales in the Partnership's Statement of Earnings, rather the Partnership's share of net earnings is included as equity in earnings on the Statement of Earnings.

     During  1999,  the  Partnership  sold  no  commercial   property  held  for
investment at Geist and Morse Lakes compared to a gain from such sales of $498,000 in 1998.

     The Partnership is a 50 percent owner in Flatfork Creek Utility,  Inc. (See
Item 1 "Business") As a result, the Partnership recognized a loss in 1999 of $35,000 compared with a loss of $81,000 in 1998. Flatfork expects minor operating losses for the next several years.

     On April 5, 1999, the Partnership made a cash distribution to the partners of record on March 25, 1999 of $3.85 per unit of partnership interest, for a total of $2,597,000.

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

     The decrease in the Partnership's income from homesite sales is substantially offset by the increase in equity income from Marina I. This is the result of the remaining Cambridge homesites being predominantly owned by Marina I rather than the Partnership.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to Item 305(e) of Regulation S-K, the Partnership is not required to provide information in response to this Item 7A because it satisfies the requirements for a "Small Business Issuer."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following are the financial statements of the Partnership and The Marina I L.P. for the years ended December 31, 1999, 1998, and 1997, and the independent auditors' reports thereon. A list of the reports and financial statements appears in response to Item 14 of this report.

                          Independent Auditors' Report



The Partners
The Marina Limited Partnership:

We have audited the accompanying balance sheets of The Marina Limited Partnership as of December 31, 1999 and 1998, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




KPMG LLP
Indianapolis, Indiana
February 15, 2000

                         THE MARINA LIMITED PARTNERSHIP

                                 Balance Sheets

                           December 31, 1999 and 1998


                                     Assets

                                                                            1999                 1998
                                                                        -----------          -----------

Cash and cash equivalents                                               $ 8,527,375            5,960,801
Receivables from homesite sales                                             511,351            1,032,963
Other receivables and assets                                                405,400              415,867

Properties held for sale:
   Homes and homesites available for sale                                 2,636,681            3,256,585
   Land and land improvements (note 3)                                      976,837              941,116
                                                                        -----------          -----------
                                                                          3,613,518            4,197,701
                                                                        -----------          -----------

Property and equipment (note 2):
   Marine property and equipment, net                                     3,098,687            3,014,095
   Recreational facilities, net                                             487,897              500,741
   Commercial properties, net                                             2,133,992            2,301,370
                                                                        -----------          -----------
                                                                          5,720,576            5,816,206
                                                                        -----------          -----------

Other investments (note 4):
   Marina I                                                               3,700,356            2,930,267
   Investments in and advances to Flatfork Creek Utility                    503,548            1,289,030
                                                                        -----------          -----------

                                                                        $22,982,124           21,642,835
                                                                        ===========          ===========

                              Liabilities and Partners' Equity

Accounts payable                                                            400,979              649,690
Accrued bonuses                                                             157,534              104,267
Deferred revenues and sale deposits                                         202,148              282,161
                                                                        -----------          -----------
         Total liabilities                                                  760,661            1,036,118
                                                                        -----------          -----------

Partners' equity:
   General partner - 257,952 units outstanding                            8,511,679            7,894,298
   Limited partners - 416,715 units outstanding                          13,709,784           12,712,419
                                                                        -----------          -----------
         Total partners' equity                                          22,221,463           20,606,717
                                                                        -----------          -----------

                                                                        $22,982,124           21,642,835
                                                                        ===========          ===========


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings

                  Years ended December 31, 1999, 1998 and 1997


                                                                 1999                 1998                 1997
                                                             -----------          -----------          -----------
Revenues:
   Home and homesite sales                                   $ 5,648,667            4,222,041            2,733,459
   Marine operations                                           5,105,899            4,784,087            3,790,502
   Equity in earnings of investee
       Companies (note 4)                                      2,004,974            1,031,830              992,234
   Interest income                                               500,003              464,216              445,628
   Rental income, net (note 6)                                   286,160              346,649              210,660
   Recreational facilities, net                                   54,893               50,777               69,033
   Gain on sales of investment property (note 3)                      --              497,853              661,164
   Gain on sale of operating assets                               42,508                   --                   --
                                                             -----------          -----------          -----------

                                                              13,643,104           11,397,453            8,902,680
                                                             -----------          -----------          -----------

Costs and expenses:
   Cost of homes and homesites sold
       And related expenses                                    4,367,209            2,924,726            1,365,040
   Marine operations                                           3,790,842            3,504,190            2,677,554
   General and administrative                                  1,173,563            1,063,047            1,036,074
   Management fees paid to general partner (note 1)               99,275               96,759               81,665
                                                             -----------          -----------          -----------

                                                               9,430,889            7,588,722            5,160,333
                                                             -----------          -----------          -----------

Net earnings                                                   4,212,215            3,808,731            3,742,347

Net earnings attributable to general partner                   1,610,497            1,455,304            1,115,207
                                                             -----------          -----------          -----------

Net earnings attributable to limited partners                $ 2,601,718            2,353,427            2,627,140
                                                             ===========          ===========          ===========

Weighted average number of limited
   Partner units outstanding                                     416,715              417,144              473,947
                                                             ===========          ===========          ===========

Net earnings per limited partner unit                        $      6.24                 5.64                 5.54
                                                             ===========          ===========          ===========

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                         Statements of Partners' Equity

                  Years ended December 31, 1999, 1998 and 1997


                                                         General               Limited                Total
                                                        partner's             partners'             partners'
                                                         equity                equity                equity
                                                       -----------           -----------           -----------

Balance December 31, 1996                              $ 5,270,017            12,359,632            17,629,649

   Distributions to partners ($3.25 per unit)             (653,861)           (1,540,328)           (2,194,189)
   Net earnings                                          1,115,207             2,627,140             3,742,347
                                                       -----------           -----------           -----------

Balance December 31, 1997                                5,731,363            13,446,444            19,177,807

   Exchange of 56,764 units                              1,610,463            (1,610,463)                   --
   Repurchase of 468 units ($36.00 per unit)                    --               (16,848)              (16,848)
   Distributions to partners ($3.50 per unit)             (902,832)           (1,460,141)           (2,362,973)
   Net earnings                                          1,455,304             2,353,427             3,808,731
                                                       -----------           -----------           -----------

Balance December 31, 1998                                7,894,298            12,712,419            20,606,717

   Distributions to partners ($3.85 per unit)             (993,116)           (1,604,353)           (2,597,469)
   Net earnings                                          1,610,497             2,601,718             4,212,215
                                                       -----------           -----------           -----------

Balance December 31, 1999                              $ 8,511,679            13,709,784            22,221,463
                                                       ===========           ===========           ===========


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                                              1999                  1998                  1997
                                                                          -----------           -----------           -----------
Cash flows from operating activities:
   Net earnings                                                           $ 4,212,215             3,808,731             3,742,347
   Adjustments to reconcile net earnings to net cash
      Provided by operating activities:
         Depreciation of equipment                                            524,257               467,502               403,757
         Equity in earnings of investee companies                          (2,004,974)           (1,031,830)             (992,234)
         Receivables on current year's homesite sales                              --              (310,597)             (723,283)
         Collection of prior years' homesite sales                            521,612               746,529               715,378
         Gain on sale of operating assets                                     (42,508)                   --                    --
         Gain on sales of investment property                                      --              (497,853)             (661,164)
         Development costs                                                 (4,081,689)           (2,883,491)           (1,738,637)
         Progress payments received from home buyers                        1,215,412               777,748                    --
         Cost of homes and homesites sold                                   3,444,863             2,194,850               500,253
         Change in operating assets and liabilities                          (264,990)              279,970               132,553
                                                                          -----------           -----------           -----------
                Net cash provided by operating activities                   3,524,198             3,551,559             1,378,970
                                                                          -----------           -----------           -----------

Cash flows from investing activities:
   Distributions received from Marina I                                     1,270,367               545,463               499,467
   Flatfork Creek Utility advances and repayments                             750,000            (1,350,000)                   --
   Distributions received from Dockside Cafe                                       --               180,899                66,532
   Additions to marine property and equipment                                (404,986)             (648,764)             (753,541)
   Additions to recreational facilities                                       (62,836)              (23,916)             (174,788)
   Additions to commercial properties                                              --                  (760)              (80,387)
   Proceeds from sale of operating assets                                      87,300               554,585             1,201,514
   Maturity of U.S. Treasury note                                                  --                    --               996,875
                                                                          -----------           -----------           -----------
                Net cash provided (used) by investing activities            1,639,845              (742,493)            1,755,672
                                                                          -----------           -----------           -----------

Cash flows from financing activities:
   Distributions to partners                                               (2,597,469)           (2,362,973)           (2,194,189)
   Repurchase of limited partner units                                             --               (16,848)                   --
                                                                          -----------           -----------           -----------
                Net cash used by financing activities                      (2,597,469)           (2,379,821)           (2,194,189)
                                                                          -----------           -----------           -----------

                Net increase in cash and cash equivalents                   2,566,574               429,245               940,453

Cash and cash equivalents at beginning of year                              5,960,801             5,531,556             4,591,103
                                                                          -----------           -----------           -----------

Cash and cash equivalents at end of year                                  $ 8,527,375             5,960,801             5,531,556
                                                                          ===========           ===========           ===========


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


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

          As a partnership, the allocated share of the Partnership's taxable income is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements. The tax basis of assets and liabilities exceeds the book basis by $757,000 at December 31, 1999. In order to continue partnership tax treatment, limited partner units are no longer publicly traded, and buyers and sellers are required to contact the Partnership to follow a prescribed process to transfer units.

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

     (c)  Properties Held for Sale

          Properties held for sale are carried at the lower of cost or estimated fair value less costs to sell. Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. Land and land improvement costs are allocated to land sales and homesite projects using the relative sales value and the specific identification methods. Properties are classified as available for sale when marketing of the properties begin.

          Sales of homesites are for cash or with purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second year and 12% thereafter. Costs of properties sold are determined by the relative sales value of the property to the total project.

                         THE MARINA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


          At the time a homesite is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. for the cost of certain utility hook-up charges which is included in the cost of the homesites sold.

          Revenues from home sales are recognized upon the closing of each residential unit when title is transferred to the homeowner.

     (d)  Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation. The recreational facilities are adjacent to homesite developments at Geist Lake, for which residents of the developments pay a fee for the use of the facilities. Commercial properties represent developed restaurant and other retail properties which are generally leased under short-term arrangements. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Since the recreational facilities and retail properties are only incidental minor operations, the results are shown on a net basis in the statements of earnings.

     (e)  Other Investments

          The equity method is used to account for the Partnership's 50% general partner investment in The Marina I L.P., its 50% corporate investment in Flatfork Creek Utility, Inc., and until sold on December 31, 1998, its 40% limited partner investment in Dockside Cafe, L.P. The Partnership's share of the net earnings and losses of these businesses is included currently in earnings.

     (f)  Rental Income

          All leases are classified as operating leases, and minimum rents are recognized monthly based on the terms of the lease. Percentage rents are recognized monthly based on reported sales.

     (g)  Marine Revenues

          Revenues for rental and storage from the marine operations are recognized on a straight-line basis over the term of the agreement.

     (h)  Financial Instruments

          The carrying amounts of the receivables approximate their fair value as the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

     (i)  Use of Estimates

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

                         THE MARINA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


          The Partnership routinely evaluates all of its investments to assess whether any impairment is present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any investment is considered impaired, a loss would be provided to reduce the carrying value of the property to its estimated fair value.

(2)  Property and Equipment

     Property and equipment principally consisting of land, land improvements, marine and retail facilities, boat docks, and equipment used in the partnership operations are summarized at December 31 as follows:

                                                   1999             1998
                                               -----------      -----------
     Land and land improvements                $ 1,209,637        1,214,637
     Buildings and equipment                     8,939,709        8,516,290
                                               -----------      -----------
                                                10,149,346        9,730,927
     Accumulated depreciation                    4,428,770        3,914,721
                                               -----------      -----------
                                               $ 5,720,576        5,816,206
                                               ===========      ===========

(3)  Land and Land Improvements

     At December 31, land and land improvements consisted of the following:

                                                        1999         1998
                                                      --------     --------
     Unimproved land and residential land
         under development                            $631,057      619,025
     Commercial sites                                  345,780      322,091
                                                      --------     --------
                                                      $976,837      941,116
                                                      ========     ========

(4)  Other Investments

     (a)  Marina I

          The Partnership is a general partner with Irving Materials, Inc. as limited partner in Marina I which develops homesites near Geist Lake. The Partnership's equity in the earnings of Marina I amounted to $2,040,456 in 1999, $1,071,502 in 1998 and $971,752 in 1997.

                         THE MARINA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


          The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 1999 and 1998 and for the years then ended:

                                                        1999         1998
                                                      -------      -------
     Cash and cash equivalents                        $ 2,248        1,593
     Homes and homesites available for sale
         and land and land improvements                 3,475        3,270
     Receivables from homesite sales                    1,307          860
     Other assets                                         562          414
     Liabilities                                         (245)        (119)
                                                      -------      -------
           Partners' equity                           $ 7,347        6,018
                                                      =======      =======
     Homesite sales and other revenues                  6,003        3,601
     Cost of homesites sold and expenses                2,119        1,592
                                                      -------      -------
           Net earnings                               $ 3,884        2,009
                                                      =======      =======

          The Partnership pays various operational costs incurred for Marina I, which are reimbursed at actual or allocated amounts.

     (b)  Dockside Cafe

          Through December 31, 1998, the Partnership was a limited partner in Dockside Cafe, L.P. which operates restaurants at the Geist and Morse Lake marinas. The Partnership constructed the restaurants and leased them to Dockside Cafe, L.P. The limited partner investment was sold to the general partner effective December 31, 1998. The Partnership continues to lease the restaurant buildings to Dockside Cafe.

     (c)  Flatfork Creek Utility, Inc.

          The Partnership has a 50% investment along with Irving Materials, Inc. in Flatfork Creek Utility, Inc. (the Corporation). The Corporation was formed to own and operate the wastewater treatment plant to serve homesites to be developed in the Geist Lake area by the Partnership, Marina I and other developers.

          Substantially all of the Corporation's customers are the Partnership, Marina I and the resident homeowners of homesites developed by the Partnership and Marina I. Periodically the Partnership and Marina I make advance payments for future utility hook-ups. The Partnership recognized a loss of $35,482 in 1999, $81,451 in 1998 and income of $20,482 in 1997 as its share of the Corporation's results of operations.

          In 1998, the Partnership advanced $1,350,000 to the Corporation. This advance bears interest of 6.6% and is due on demand. In 1999, $750,000 of the advance was repaid by the Corporation.

                         THE MARINA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(5)  Rental Income

     The restaurant facility at the Geist Lake Marina is leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $7,500 plus a percentage of sales over stated bases. Overage rents of $52,849, $76,400, and $69,600 for 1999, 1998 and 1997 sales, respectively, are included in rental income.

     The restaurant facility at Morse Lake is also leased to Dockside Cafe, L.P. under an operating lease with monthly minimum rentals of $5,000 plus a percentage of sales over stated bases. Overage rents of $5,100 for 1998 are included in rental income. No overage rents were received for 1999 and 1997.

     The Partnership operates a 20,000 square foot retail and office development known as Marina Village, and rental income was $248,132, $289,400 and $210,600 for 1999, 1998 and 1997, respectively. At December 31, 1999, occupancy was 100% including 2,000 square feet which is the office of the Partnership. In addition to minimum rent, the leases require reimbursements of specified operating expenses.

     The Partnership also leases certain real estate under short-term operating leases for which rental income amounted to $20,300, $17,800 and $15,200 in 1999, 1998 and 1997, respectively.

     The minimum rent payments due under operating leases in effect at December 31, 1999 are summarized as follows:

                                                  Marina
                                Restaurants       Village           Total
                                -----------      ---------        ---------
                    2000        $ 150,000          207,800          357,800
                    2001          150,000           72,100          222,100
                    2002          150,000           42,800          192,800
                    2003          150,000               --          150,000
                    2004          150,000               --          150,000
                                ---------        ---------        ---------
                                $ 750,000          322,700        1,072,700
                                =========        =========        =========

                         THE MARINA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(6)  Segment Information

     The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for 1999, 1998 and 1997 is as follows (in thousands):


                                               1999        1998        1997
                                             --------    --------    --------
     Revenues:
         Homes and homesites                 $  5,648       4,222       2,733
         Equity in earnings of homesite
           investee company                     2,040       1,072         962
                                             --------    --------    --------
                                                7,688       5,294       3,695
         Marine operations                      5,106       4,784       3,791
         Other                                    849       1,319       1,417
                                             --------    --------    --------
                                             $ 13,643      11,397       8,903
                                             ========    ========    ========
     Operating income:
         Homes and Homesites sales,
           including equity in earnings of
           homesite investee company         $  3,321       2,370       2,330
         Marine operations                      1,315       1,280       1,113
         Other                                    849       1,319       1,417
         Administration                        (1,273)     (1,160)     (1,118)
                                             --------    --------    --------
                                             $  4,212       3,809       3,742
                                             ========    ========    ========
     Assets:
         Homes and homesites sales,
           including investment in
           homesite investee company         $  6,925       7,222
         Marine operations                      3,147       3,087
         Cash                                   8,527       5,961
         Other                                  4,384       5,373
                                             --------    --------
                                             $ 22,983      21,643
                                             ========    ========

                          Independent Auditors' Report



The Partners
The Marina I L. P.:


We have audited the accompanying balance sheets of The Marina I L. P. as of December 31, 1999 and 1998, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina I L. P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP
Indianapolis, Indiana
February 15, 2000

                                THE MARINA I L.P.

                                 Balance Sheets

                           December 31, 1999 and 1998




                      Assets                            1999             1998
                                                     ----------       ----------

Cash and cash equivalents                            $2,248,223        1,592,822
Receivables from homesite sales                       1,307,476          859,879
Other receivables and assets                             20,774           48,845

Prepaid hook-up fees to Flatfork Creek Utility          540,910          365,722

Properties held for sale:
   Homesites available for sale                       2,173,404        1,680,380
   Land and land improvements                         1,301,368        1,589,830
                                                     ----------       ----------

                                                     $7,592,155        6,137,478
                                                     ==========       ==========

          Liabilities and Partners' Equity

Accounts payable and accrued expenses                $  153,030           55,761
Land sale deposits                                       82,400           31,700
Accounts payable to affiliates                            9,700           31,650
                                                     ----------       ----------

         Total liabilities                              245,130          119,111
                                                     ----------       ----------

Partners' equity:
   General partner                                    3,647,234        2,877,163
   Limited partner                                    3,699,791        3,141,204
                                                     ----------       ----------

         Total partners' equity                       7,347,025        6,018,367
                                                     ----------       ----------

                                                     $7,592,155        6,137,478
                                                     ==========       ==========


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                             Statements of Earnings

                  Years ended December 31, 1999, 1998 and 1997


                                                        1999              1998            1997
                                                     ----------       ----------       ----------
Revenues:
   Homesite sales                                    $5,829,182        3,446,500        3,056,941
   Interest income                                      174,262          155,021           99,242
                                                     ----------       ----------       ----------

                                                      6,003,444        3,601,521        3,156,183
                                                     ----------       ----------       ----------

Costs and expenses:
   Cost of homesites sold and related expenses        2,091,828        1,555,695        1,281,591
   General and administrative                            27,636           36,710           29,964
                                                     ----------       ----------       ----------

                                                      2,119,464        1,592,405        1,311,555
                                                     ----------       ----------       ----------

        Net earnings                                  3,883,980        2,009,116        1,844,628

Net earnings attributable to general partner          2,040,437        1,071,502          961,813
                                                     ----------       ----------       ----------

Net earnings attributable to limited partner         $1,843,543          937,614          882,815
                                                     ==========       ==========       ==========


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                         Statements of Partners' Equity

                  Years ended December 31, 1999, 1998 and 1997


                                        General            Limited              Total
                                       partner's          partner's           partners'
                                        equity             equity              equity
                                      -----------        -----------        -----------
Balance December 31, 1996             $ 1,884,443          2,180,857          4,065,300

   Distributions to partners             (495,132)          (429,131)          (924,263)
   Land contributed by partners                --            123,586            123,586
   Net earnings                           961,813            882,815          1,844,628
                                      -----------        -----------        -----------

Balance December 31, 1997               2,351,124          2,758,127          5,109,251

   Distributions to partners             (545,463)          (554,537)        (1,100,000)
   Net earnings                         1,071,502            937,614          2,009,116
                                      -----------        -----------        -----------

Balance December 31, 1998               2,877,163          3,141,204          6,018,367

   Distributions to partners           (1,270,366)        (1,284,956)        (2,555,322)
   Net earnings                         2,040,437          1,843,543          3,883,980
                                      -----------        -----------        -----------

Balance December 31, 1999             $ 3,647,234          3,699,791          7,347,025
                                      ===========        ===========        ===========


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997



                                                              1999               1998               1997
                                                          -----------        -----------        -----------
Cash flows from operating activities:
  Net earnings                                            $ 3,883,980          2,009,116          1,844,628
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Receivables on current year's homesite sales            (638,933)          (419,672)          (551,962)
     Collection on prior years' homesite sales                107,336            211,449            189,062
     Development costs                                     (1,801,427)          (655,434)          (528,697)
     Cost of homesites sold                                 1,680,865          1,104,277            909,068
     Change in operating assets and liabilities               (21,098)          (110,275)          (326,355)
                                                          -----------        -----------        -----------

        Net cash provided by operating activities           3,210,723          2,139,461          1,535,744
                                                          -----------        -----------        -----------

Cash flows from investing activities:
  Land acquisition                                                 --                 --           (905,317)
                                                          -----------        -----------        -----------

        Net cash used by investing activities                      --                 --           (905,317)
                                                          -----------        -----------        -----------

Cash flows from financing activities:
  Distributions to partners                                (2,555,322)        (1,100,000)          (924,263)
                                                          -----------        -----------        -----------

        Net cash used by financing activities              (2,555,322)        (1,100,000)          (924,263)
                                                          -----------        -----------        -----------

        Net increase (decrease) in cash
           and cash equivalents                               655,401          1,039,461           (293,836)

Cash and cash equivalents at beginning of year              1,592,822            553,361            847,197
                                                          -----------        -----------        -----------

Cash and cash equivalents at end of year                  $ 2,248,223          1,592,822            553,361
                                                          ===========        ===========        ===========

See accompanying notes to financial statements.

                                THE MARINA I L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

Summary of Significant Accounting Policies

(a)  General

     The Marina I L. P. was formed by The Marina Limited Partnership (TMLP), the general partner, and Irving Materials, Inc. (Irving), the limited partner, to develop homesite land near Geist Lake, northeast of Indianapolis, Indiana. Marina I is managed by Marina II Corporation, the general partner of TMLP. Certain expenses and costs incurred by Marina I are paid by TMLP and then reimbursed by Marina I based on actual or allocated amounts.

     Contributions of land by Irving are valued at amounts agreed upon by the partners which approximate Irving's tax basis. Earnings and distributions are allocated as follows:

     o For earnings from homesite sales of land contributed by Irving, Irving is first allocated an amount equal to 20% of the gross sales price less its tax basis in the land contributed, and TMLP is allocated 5% of the gross sales price. Any remaining earnings are allocated 40% to Irving and 60% to TMLP.

     o For earnings from all other homesite sales, TMLP is first allocated a "management fee" based on profits from the homesite sales, with the remainder allocated 50% to each partner.

(b)  Cash and Cash Equivalents

     Cash  and  cash   equivalents   include  cash  balances  and  money  market
     investments with maturities of less than three months.

(c)  Properties Held for Sale

     Properties held for sale are carried at the lower of cost or estimated fair value less costs to sell. Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. Land and land improvements are allocated to homesite sales using the relative sales value and the specific identification methods. Properties are classified as available for sale when marketing of the properties begins.

     Sales of homesites are for cash or with purchase money mortgages. Sales which satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second and 12% thereafter. Costs of homesites sold are determined by the relative sales value of the homesite to the total project.

     At the time a lot is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. (whose partners are also TMLP and Irving) for the cost of certain utility hook-up charges which is included in cost of homesites sold. In 1999 and 1997, respectively, Marina I paid $372,000 and $590,436 to Flatfork Creek Utility, Inc. as advance payments for future utility hook-ups.

                                THE MARINA I L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


      The Partnership routinely evaluates all of its investments to assess whether any impairment indications are present, including significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     The following table presents certain information regarding the Directors and executive officers of the General Partner. Each person listed is a Director of the General Partner except for Mr. Bussell and Mr. Calabria. Messrs. Rosenberg, Rosenberg II, Bussell and Calabria are the executive officers of the General Partner. Unless otherwise indicated in a footnote, the principal occupation of each Director or executive officer has been the same for the last five years.

                                                                                                             Year of
       Name                                          Principal Occupation                                    Birth
       ----                                          --------------------                                    -----

Patrick J. Bruggeman                President, American Steel Investment Corporation, Ft. Wayne,
                                    Indiana (manufacturer of wire rope)                                      1948

Lawrence L. Buell                   Certified Public Accountant and Member, Indiana House of
                                    Representatives 1)                                                       1934

Stanley E. Hunt                     Retired  2)                                                              1930

Allen E. Rosenberg                  President of the General Partner  3)                                     1935

Allen E. Rosenberg II               Vice President and Assistant Treasurer of the General Partner  4)        1955

Donald J. Calabria                  Vice President, Treasurer and Secretary of the General Partner  5)       1939

Robert K. Bussell                   Vice President of the General Partner 6)                                 1961

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

6. Mr. Bussell became Director of Sales and Marketing in July 1994 and was elected as Vice President of the General Partner in March 1999.

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

            SECTION 16(a): BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's Directors, executive officers and persons who beneficially own more than 10 percent of the Partnership's Limited Partner Units to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of the Partnership's Limited Partner Units and other equity securities. On the basis of reports and representations submitted by the General Partner's Directors, executive officers, and greater-than-ten-percent owners, the Partnership believes that all required Section 16(a) filings for 1999 were timely made.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed $100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

            Name and
       Principal Position                         Year      Salary       Bonus
       ------------------                         ----      ------       -----

Allen E. Rosenberg                                1999     $234,884     $154,026
     President, Director of                       1998      200,000      148,541
     the General Partner                          1997      200,000      180,667

Allen E. Rosenberg II                             1999     $114,231     $ 80,000
     Vice President, Assistant Treasurer          1998      110,000      100,000
     and Director of the General Partner          1997       86,353      103,206

Robert K. Bussell                                 1999     $ 62,308     $116,925
     Vice President of                            1998       60,000       67,740
     the General Partner                          1997       60,000       74,962

Donald J. Calabria                                1999     $ 95,423     $ 17,000
     Treasurer and Secretary of                   1998       81,742       12,000
     the General Partner                          1997       36,346 1)        --

1)   Partial year from June 1997

Each Director except Messrs. Rosenberg and Rosenberg II receives an annual fee plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings. The annual fee was $5,000 through March 1999 and increased to $7,500 commencing in April 1999. In addition to the fees received as a Director, Mr. Hunt receives a quarterly retainer of $1,500 for providing consulting services to the Partnership.

Bonus Plans

     Allen E. Rosenberg is compensated under a plan whereby three percent of the proceeds or other revenues from sales of the Partnership's investment property have been paid to him for his stewardship of such property. The following payments were made pursuant to that plan:

                   Year                          Amount
                   ----                          ------
                   1999                         $   -0-
                   1998                          18,150
                   1997                          39,211

     In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual homesite sales and five percent of the Partnership's share of the income from The Marina I L.P. are paid to Mr. Rosenberg. The following payments were made pursuant to that plan:

                   Year                         Amount
                   ----                         ------
                   1999                        $154,026
                   1998                         130,391
                   1997                         141,455

     Allen E. Rosenberg II is compensated under a plan whereby 12 percent of the profit (before general and administrative expenses) will be paid to him for each residence built and sold at Sail Place. In addition, Mr. Rosenberg II will receive 50% of the net profit (before general and administrative expenses) on each custom home sold. Under this plan, $80,000 was paid in 1999. Payments of $75,000 in 1997 and $100,000 in 1998 was paid to Mr. Rosenberg II as the minimum amounts payable under the plan. In January 1997, $28,206 was paid to Mr. Rosenberg II as a discretionary bonus for construction completed in 1996 on behalf of the Partnership.

     Robert K. Bussell is compensated under a plan whereby 1.5% of the sales value of homesites is paid for his role in promoting and completing those sales. Such payments are reflected in the "Summary Compensation Table" as bonus.

Management Fees Paid to the General Partner

     In addition to bonuses that may be paid from the proceeds of sales of the Partnership's land or other revenues (see "Bonus Plans" above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $99,000 in 1999, which is equal to three percent of the Partnership's gross margin on marine operations, recreational facilities, and rental income. The management fee is not paid on revenues from land sales and investment income.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

     The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 27, 2000.

                                               Number of                Percent
                                         Limited Partner Units            Of
          Name                             Beneficially Owned            Class
          ----                             ------------------            -----

Patrick J. Bruggeman                            15,600                    3.8%
Allen E. Rosenberg                               8,036 1)                 1.9%
Allen E. Rosenberg II                            3,166 2)                 0.8%
Stanley E. Hunt                                  1,000                    0.2%
All Directors and Officers of the
General Partner as a Group (7 Persons)          27,802 3)                 6.7%

1.   Includes 8,036 Units owned by Mr. Rosenberg's wife.

2.   Includes 3,166 Units owned by Mr. Rosenberg II's spouse and minor children.

3. Includes 10,623 Units owned by spouses or others. Also includes Units described in the above notes.

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

     During 1997, The Board of Directors of the General Partner approved the conversion of 54,000 Limited Partner Units acquired in December 1997 by Mr. Rosenberg, and 2,764 Limited Partner Units owned by Mr. Rosenberg II, into a like number of General Partner Units. The Limited Partner Units were converted into General Partner Units in January 1998, which decreased the number of Limited Partner Units by 56,764 units and increased the number of General Partner Units by 56,764 to 257,952 units.

     As of March 27, 2000 the General Partner owns a 38.2 percent interest in the profits, losses, capital, and distributions of the Partnership, which percentage is equal to the General Partner percentage of the Common Stock of the Company owned directly by the Continuing Directors at the time the Company was reorganized into the Partnership plus the net Limited Partner Units subsequently acquired and converted into General Partner Units.

     Three of the Continuing Directors, in addition to Mr. Hunt and Mr. Rosenberg II, are the current members of Board of Directors of the General Partner. The Directors of the General Partner manage and control the overall business and affairs of the General Partner and, consequently, those of the Partnership. The Directors of the General Partner are elected by the shareholders of the General Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners. (Reflecting the additional conversion of Limited Partner Units in January 1998 by Mr. Rosenberg and Mr. Rosenberg II, ownership of the shares of the General Partner on March 27, 2000 is as set forth in the following table:)

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

     Upon the withdrawal or removal of a shareholder of the General Partner, his or her participation in the General Partner Units will cease. Thereafter, the General Partner Units owned by the withdrawn or removed shareholder will change to Limited Partner Units.

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

     The Shareholders' Agreement also provides that, in the event of the death or disability of Allen E. Rosenberg, the majority shareholder of the General Partner, his shares of the General Partner will be voted by a committee consisting of four members, at least one of whom shall be a Director of the General Partner. The members of the voting committee are Stanley E. Hunt, David
M. Manischewitz and Allen E. Rosenberg II with one vacancy currently pending appointment. Vacancies on the voting committee will be filled by Allen E. Rosenberg, or, in the event of his death or disability, by a majority of the remaining members of the voting committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The required information is inapplicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
     ON FORM 8-K.

     (a) (1) Financial Statements:

     The following financial statements of the Partnership and The Marina I L.P. appear in Part II, Item 8.

     Independent Auditors' Report.

     Balance Sheets -- December 31, 1999 and 1998.

     Statements of Earnings -- Years Ended December 31, 1999, 1998, and 1997.

     Statements of Partners' Equity -- Years Ended December 31, 1999, 1998 and 1997.

     Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997.

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

(a)(3) Exhibits:

     The exhibits filed as a part of this Annual Report on Form 10-K, all of which are hereby incorporated by reference except financial statements and schedules and Exhibits 3.1, 3.2, 4.1 and 99.3, are:

Exhibit                                                                                Page No. or
Number     Exhibit                                                                     Filed With
------     -------                                                                     ----------

3.1        Certificate of Limited Partnership of The Marina Limited Partnership            (3)

3.2        Agreement of Limited Partnership of The Marina Limited Partnership              (3)

           Agreement of Limited Partnership of The Marina Limited Partnership              (3)
4.1        Defining the rights of security holders is filed as Exhibit 3.2

10.1       License Agreement, dated October 19, 1970, between Indianapolis                 (2)
           Water Company and The Shorewood Corporation

10.2       Conveyances of Easement Rights for the purpose of Installing and                (2)
           Maintaining Boat Docks, dated June 30, 1982, executed by The
           Shorewood Corporation in favor of The Creek Land Company, Inc.

Exhibit                                                                                Page No. or
Number     Exhibit                                                                     Filed With
------     -------                                                                     ----------

10.3       Consent to Assignment of License Rights, dated March 11, 1983,                  (2)
           between Indianapolis Water Company, The Shorewood Corporation
           and The Creek Land Company, Inc.

99.1       Restated Articles of Incorporation of The Marina II Corporation                 (1)

99.2       Restated Bylaws of The Marina II Corporation                                    (1)

99.3       Shareholders' Agreement                                                         (3)

----------

1. Registration Statement on Form S-4 (Reg. No. 33-9367) filed by The Marina Limited Partnership on October 8, 1986.

2. Registration Statement on Form S-14 (Reg. No. 2-03600) filed by The Marina Corporation on October 3, 1984, as amended on November 13, 1984, and November 20, 1984.

3.   Annual  Report on Form 10-K filed by The  Marina  Limited  Partnership  for
     1993.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of 1999 by the Partnership.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Marina Limited Partnership


Date:  March 27, 2000                       By: /s/ Allen E. Rosenberg
                                                --------------------------
                                                Allen E. Rosenberg,
                                                President of The Marina II
                                                Corporation, the General
                                                Partner of The Marina
                                                Limited Partnership


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                                       Capacity With
     Signature                       The General Partner               Date
     ---------                       -------------------               ----

------------------------
Patrick J. Bruggeman             Director                         March 27, 2000

/s/Lawrence L. Buell
------------------------
Lawrence L. Buell                Director                         March 27, 2000

/s/Stanley E. Hunt
------------------------
Stanley E. Hunt                  Director                         March 27, 2000

/s/Allen E. Rosenberg
------------------------         Director and President
Allen E. Rosenberg               (Principal Executive Officer)    March 27, 2000


/s/Allen E. Rosenberg II         Director,
------------------------         Vice President and
Allen E. Rosenberg II            Assistant Treasurer              March 27, 2000


/s/Donald J. Calabria            Vice President,
------------------------         Treasurer, and Secretary
Donald J. Calabria               (Principal Financial Officer)    March 27, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Marina Limited Partnership


Date:  March 27, 2000                       By:
                                                --------------------------
                                                Allen E. Rosenberg,
                                                President of The Marina II
                                                Corporation, the General
                                                Partner of The Marina
                                                Limited Partnership


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                                       Capacity With
     Signature                       The General Partner               Date
     ---------                       -------------------               ----

------------------------
Patrick J. Bruggeman             Director                         March 27, 2000


------------------------
Lawrence L. Buell                Director                         March 27, 2000


------------------------
Stanley E. Hunt                  Director                         March 27, 2000


------------------------         Director and President
Allen E. Rosenberg               (Principal Executive Officer)    March 27, 2000


                                 Director,
------------------------         Vice President and
Allen E. Rosenberg II            Assistant Treasurer              March 27, 2000


                                 Vice President,
------------------------         Treasurer, and Secretary
Donald J. Calabria               (Principal Financial Officer)    March 27, 2000