Form 10-Q
period 2000-03-31
MARINA LIMITED PARTNERSHIP
filed 2000-05-15
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2000             Commission File Number:  0-13174
----------------------------------            --------------------------------


                         THE MARINA LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)



             Indiana                                  35-1689935
-----------------------------------        ---------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              Number)



11691 Fall Creek Road, Indianapolis, IN          46256
---------------------------------------    -----------------
(Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code:    (317) 845-0270
                                                       --------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X    NO



                                Page 1 of 9 Pages

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements (unaudited)

         A.  Balance Sheets - March 31, 2000, and December 31, 1999.       3

         B.  Statements of Earnings - Comparative three months ended
             March 31, 2000, and 1999.                                     4

         C.  Statements of Cash Flows - Comparative three months ended
             March 31, 2000, and 1999.                                     5

         D.  Note to Interim Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        8


PART II. OTHER INFORMATION
--------------------------
          (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


Signature                                                                  9








                                Page 2 of 9 Pages

                         PART I - FINANCIAL INFORMATION
                         THE MARINA LIMITED PARTNERSHIP
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

    The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                      March 31, 2000, and December 31, 1999
                                   (Unaudited)
        Assets                                             2000         1999
        ------                                             ----          ----

Cash and cash equivalents .........................   $ 7,510,849   $ 8,527,375
Receivables from homesite sales ...................       803,490       511,351
Other receivables and assets ......................     1,532,680       668,183

Properties held for sale:
        Homes and homesites available for sale ....     3,127,610     2,628,689
        Land and land improvements ................       983,147       976,837
                                                      -----------   -----------
                                                        4,110,757     3,605,526
                                                      -----------   -----------

Property and equipment:
        Marine and other, net .....................     2,767,754     2,846,509
        Recreational facilities, net ..............       476,542       484,264
        Commercial properties, net ................     2,091,133     2,133,992
                                                      -----------   -----------
                                                        5,335,429     5,464,765
                                                      -----------   -----------

Other investments:
        Marina I ..................................     3,845,899     3,700,356
        Investments in and Advances to
         Flatfork Creek Utility                           488,751       503,548
                                                      -----------   -----------
                                                      $23,627,855   $22,981,104
                                                      ===========   ===========

        Liabilities and Partners' Equity

Accounts payable ..................................   $   467,972   $   399,959
Accrued bonuses ...................................       170,811       157,534
Deferred revenues and sale deposits ...............       761,970       202,148
                                                      -----------   -----------

                       Total Liabilities .......        1,400,753       759,641
                                                      -----------   -----------


Partners' equity:
        General partner ...........................     8,513,834     8,511,679
        Limited partners ..........................    13,713,268    13,709,784
                                                      -----------   -----------
                       Total partners' equity ...      22,227,102    22,221,463
                                                      -----------   -----------
                                                      $23,627,855   $22,981,104
                                                      ===========   ===========

                                Page 3 of 9 Pages

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended March 31, 2000, and 1999
                                   (Unaudited)

                                                                         2000             1999
                                                                         ----             ----
Revenues:
        Homes and homesite sales .................................    $ 373,000       $ 396,000
        Marine operations ........................................      232,314         273,490
        Equity in earnings of investee companies .................      130,746         126,411
        Interest income ..........................................      157,605          97,941
        Rental income, net .......................................       82,724          81,833
        Recreational facilities, net .............................      (37,578)        (29,477)
        Miscellaneous ............................................          932           2,000
                                                                      ---------       ---------
                                                                        939,743         948,198
                                                                      ---------       ---------

Costs and expenses:
        Cost of homes and homesites sold and related expenses ....      254,278         275,349
        Marine operations ........................................      397,576         413,827
        General and administrative ...............................      276,187         253,399
        Management fees paid to general partner ..................        6,064           3,765
                                                                      ---------       ---------
                                                                        934,105         946,340
                                                                      ---------       ---------

                           Net earnings ..........................        5,638           1,858

Net earnings attributable to general partner .....................        2,155             710
                                                                      ---------       ---------

Net earnings attributable to limited partners ....................    $   3,483       $   1,148
                                                                      =========       =========

Weighted average number of limited partner units outstanding .....      416,715         416,715
                                                                      =========       =========

Net earnings per limited partner unit ............................    $    .008       $    .003
                                                                      =========       =========







                                Page 4 of 9 Pages

                        C. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 2000, and 1999
                                   (Unaudited)

                                                                                    2000                 1999
                                                                                    ----                 ----
Cash flows from operating activities:
        Net earnings ........................................................  $     5,638          $     1,858

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by operating activities:
        Depreciation of properties ..........................................      131,064              123,666
        Equity in earnings of investee companies ............................     (130,746)            (126,411)
        Collection of receivables relating to prior years' homesite sales ...       29,861              121,203
        Receivables on current year's homesite sales ........................     (322,000)            (117,000)
        Progress payments received from home buyers .........................      694,798              580,015
        Development costs ...................................................   (1,290,129)            (451,954)
        Cost of homes and homesites sold ....................................       90,100              134,100
        Deferred revenues and sale deposits .................................      559,822              797,654
        Change in operating assets and liabilities ..........................     (783,206)            (491,456)
                                                                               -----------          -----------
Net cash provided (used) by
        operating activities ................................................   (1,014,798)             571,675
                                                                               -----------          -----------

Cash flows from investing activities:
        Reduction in Advance to Flatfork Creek Utility ......................          -0-              250,000
        Additions to marine property and equipment ..........................       (1,728)            (243,372)
        Additions to recreational facilities ................................          -0-              (34,688)
                                                                               -----------          -----------
        Net cash (used) by investing activities .............................       (1,728)             (28,060)
                                                                               -----------          -----------

        Net increase (decrease) in cash and cash equivalents ................   (1,016,526)             543,615

Cash and cash equivalents at beginning of period ............................    8,527,375            5,960,801
                                                                               -----------          -----------

Cash and cash equivalents at end of period ..................................  $ 7,510,849          $ 6,504,416
                                                                               ===========          ===========







                                Page 5 of 9 Pages

                        D. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



Note (1) Basis of Presentation

       A summary of significant accounting policies used by The Marina Limited Partnership is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999 Annual Report Form 10-K.

       The interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

       The interim financial statements at March 31, 2000, and for the three months ended March 31, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

       Certain balances in 1999 have been reclassified to conform to 2000 classifications.























                                Page 6 of 9 Pages

ITEM 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED March 31, 2000 AND 1999.

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

       Homesite Sales

         During the three months ended March 31, 2000 and 1999, the Partnership sold homesites as follows:

                                                     Morse
                          Bridgewater   Cambridge   Overlook      Total

       March 31, 2000           1           0           1           2
       March 31, 1999           1           1           1           3

         The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites. During the three months ended March 31, 2000, Marina I sold seven homesites as compared to five homesite sales in 1999.


       Reservoir Water Levels
       Marine Operations
            During 1999 the precipitation experienced in the Morse and Geist Lakes area was insufficient to maintain the water at normal levels. Such condition did not significantly impact the first quarter of 2000. However, if precipitation is insufficient to return the water to substantially normal levels very soon, the Partnerships' Marine results of operations in the year 2000 will be adversely affected. During the first quarter of 2000 the water levels have risen but are not yet at normal level. The foregoing discussion of reservoir water levels include forward-looking statements reflecting the Partnership's current knowledge of the impact of water levels on marine operations. See the 1999 Annual Report on Form 10-K for further information.


       Homesite Sales
            Because of the low water level described in the preceding paragraph, should the reservoirs not return to substantially normal levels, there may be an adverse impact on water oriented homesite sales.




                                Page 7 of 9 Pages

       Results of Operations
       Three Months ended March 31
          2000 Compared to 1999.
          Net earnings increased nominally in 2000 from 1999. This was primarily the result of a decrease in earnings from marine operations of $25,000, increased equity earnings from Marina I and Flatfork Creek of $4,000 and an increase in home office and other earnings of $23,000 which is net of general and administrative expenses.

          Earnings from home and homesite sales were $118,700 in 2000, which compares to $120,700 in 1999.

          The Partnership recognized $145,500 as its share of the earnings from Marina I in 2000, compared to $142,600 in 1999. This increase is the result of homesite sales of $467,000 in 2000 as compared to $415,000 in 1999.

          Other receivables and assets are higher on March 31, 2000 due to the seasonal increase in inventory of new boats.

          As of March 31, 2000, the Partnership collected $674,000 of advance dock rental toward the 2000 boating season. This is compared to $867,000 collected as of March 31, 1999. The rental payments are deferred when received and recognized as earned during the April to September boating season.

          On April 5, 2000, the Partnership made a cash distribution to the partners of record on March 27, 2000, of $5.50 per unit of partnership interest, for a total of $3,711,000. This compares to a cash distribution of $3.85 per partnership unit on April 5, 1999.






ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Pursuant to Item 305(e) of Regulation S-K, the Partnership is not required to provide information in response to this Item 3.




                                Page 8 of 9 Pages

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






DATE: May 15, 2000











                                Page 9 of 9 Pages