Form 10-Q
period 2000-06-30
MARINA LIMITED PARTNERSHIP
filed 2000-08-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2000         Commission File Number:  0-13174
---------------------------------        --------------------------------


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



             Indiana                               35-1689935
-----------------------------------         ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               Number)



11691 Fall Creek Road, Indianapolis, IN                46256
---------------------------------------      ------------------------------
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


                             YES X         NO
                                ---           -



                               Page 1 of 10 Pages

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Financial Statements (unaudited)

         A.       Balance Sheets - June 30, 2000, and December 31, 1999     3

         B.       Statements of Earnings - Comparative three months ended   4
                  June 30, 2000, and 1999

         C.       Statements of Earmings - Comparative six months ended     5
                  June 30, 2000, and 1999

         D.       Statements of Cash Flows- Comparative six months ended    6
                  June 30, 2000,  and 1999

         E.      Note to Interim Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial                  8
                  Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9


PART II.  OTHER INFORMATION

                  (The items of Part II are  inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


Signature                                                                  10





                               Page 2 of 10 Pages

                         PART I - FINANCIAL INFORMATION
                         THE MARINA LIMITED PARTNERSHIP
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

    The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                       June 30,2000, and December 31, 1999
                                   (Unaudited)
        Assets                                          2000            1999
        ------                                          ----            ----

Cash and cash equivalents ......................   $  6,049,473    $  8,527,375
Receivables from homesite sales ................        985,662         511,351
Other receivables and assets ...................      1,544,266         668,183

Properties held for sale:
        Homes and homesites available for sale .      3,853,610       2,628,689
        Land and land improvements .............        979,520         976,837
                                                   ------------    ------------
                                                      4,833,130       3,605,526
                                                   ------------    ------------

Property and equipment:
        Marine and other, net ..................      2,692,242       2,846,509
        Recreational facilities, net ...........        469,127         484,264
        Commercial properties, net .............      2,048,275       2,133,992
                                                   ------------    ------------
                                                      5,209,644       5,464,765
                                                   ------------    ------------

Other investments:
        Marina I ...............................      3,281,171       3,700,356
        Investments in and Advances to Flatfork
           Creek Utility                               (109,953)        503,548
                                                   ------------    ------------
                                                   $ 21,793,393    $ 22,981,104
                                                   ============    ============

        Liabilities and Partners' Equity

Accounts payable ...............................   $    485,977    $    399,959
Accrued bonuses ................................         93,237         157,534
Deferred revenues and sale deposits ............        703,884         202,148
                                                   ------------    ------------

                         Total Liabilities .....      1,283,098         759,641
                                                   ------------    ------------


Partners' equity:
        General partner ........................      9,276,167       8,511,679
        Limited partners .......................     14,944,798      13,709,784
                                                   ------------    ------------
                         Total partners' equity      20,510,295      22,221,463
                                                   ------------    ------------
                                                   $ 21,793,393    $ 22,981,104
                                                   ============    ============


                               Page 3 of 10 Pages


                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended June 30, 2000, and 1999
                                   (Unaudited)


                                                           2000          1999
                                                           ----          ----
Revenues:
        Homes and homesite sales ...................    $2,889,231    $2,986,117
        Marine operations ..........................     2,555,564     2,848,663
        Equity in earnings of investee companies ...       459,782       936,908
        Interest income ............................       114,339       127,804
        Rental income, net .........................        69,093        68,830
        Recreational facilities, net ...............        72,617        83,402
        Gain on sale of commercial property ........          -           40,508
                                                        ----------    ----------
                                                         6,160,626     7,092,232
                                                        ----------    ----------

Costs and expenses:
        Cost of homes and homesites sold
         and related expenses ......................     1,985,545     2,265,806
        Marine operations ..........................     1,841,513     2,001,996
        General and administrative .................       298,500       309,715
        Management fees paid to general partner ....        41,205        48,246
                                                        ----------    ----------
                                                         4,166,763     4,625,943
                                                        ----------    ----------

                   Net earnings ............             1,993,863     2,466,289

Net earnings attributable to general partner .......       762,332       942,862
                                                        ----------    ----------

Net earnings attributable to limited partners ......    $1,231,531    $1,523,427
                                                        ==========    ==========

Weighted average number of limited partner units
 outstanding .......................................       416,715       416,715
                                                        ==========    ==========

Net earnings per limited partner unit                   $     2.96    $     3.66
                                                        ==========    ==========
















                               Page 4 of 10 Pages



                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                    Six Months Ended June 30, 2000, and 1999
                                   (Unaudited)


                                                            2000         1999
                                                            ----         ----
Revenues:
        Homes and homesite sales ...................  $3,262,231    $3,382,117
        Marine operations ..........................   2,787,878     3,122,153
        Equity in earnings of investee companies ...     590,528     1,063,320
        Interest income ............................     271,943       225,745
        Rental income, net .........................     151,817       150,663
        Recreational facilities, net ...............      35,038        53,925
        Gain on sale of commercial property ........        -           42,508
                                                      ----------    ----------
                                                       7,099,435     8,040,431
                                                      ----------    ----------

Costs and expenses:
        Cost of homes and homesites sold
         and related expenses ......................   2,239,824     2,541,156
        Marine operations ..........................   2,239,089     2,415,822
        General and administrative .................     573,752       563,114
        Management fees paid to general partner ....      47,269        52,191
                                                      ----------    ----------
                                                       5,099,934     5,572,283
                                                      ----------    ----------

                           Net earnings ............   1,999,501     2,468,148

Net earnings attributable to general partner .......     764,488       943,573
                                                      ----------    ----------

Net earnings attributable to limited partners ......  $1,235,013    $1,524,575
                                                      ==========    ==========

Weighted average number of limited partner units
 outstanding .......................................     416,715       416,715
                                                      ==========    ==========

Net earnings per limited partner unit                 $     2.96    $     3.66
                                                      ==========    ==========
















                               Page 5 of 10 Pages





                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six Months Ended June 30, 2000, and 1999
                                   (Unaudited)

                                                                                       2000           1999
                                                                                       ----           ----
Cash flows from operating activities:
        Net earnings ...........................................................   $ 1,999,501    $ 2,468,148

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
        Depreciation of properties .............................................       262,129        249,389
        Equity in earnings of investee companies ...............................      (590,528)    (1,063,320)
        Collection of receivables relating to prior years' homesite sales ......        44,550        175,295
        Receivables on current year's homesite sales ...........................      (518,859)      (240,133)
        Gain in sales of land held for investment and commercial property ......          --          (42,508)
        Homes and homesite development costs ...................................    (2,425,169)      (808,085)
        Payments received for homes under  construction ........................       402,710        942,156
        Cost of homes and homesites sold .......................................       794,855        959,784
        Deferred revenues and sale deposits ....................................       501,736        426,624
        Change in operating assets and liabilities                                    (854,364)       349,741
                                                                                   -----------    -----------

Net cash provided (used) by
        operating activities ...................................................      (383,439)     3,411,691
                                                                                   -----------    -----------

Cash flows from investing activities:
        Distributions received from Marina I ...................................     1,023,213        343,103
        Repayment of advances to Flatfork Creek Utilities ......................       600,000        750,000
        Additions to marine property and equipment .............................        (5,893)      (281,044)
        Additions to other property and equipment ..............................        (1,114)       (57,630)
        Proceeds from sales of land held for investment and commercial property           --           87,300
                                                                                   -----------    -----------
        Net cash provided by investing activities ..............................     1,616,206        635,335
                                                                                   -----------    -----------
       Cash flows from financing activities:
       Distribution to partners ................................................    (3,710,669)    (2,597,468)
                                                                                   -----------    -----------
        Net cash used in financing activities ..................................    (3,710,669)    (2,597,468)
                                                                                   -----------    -----------

        Net increase (decrease) in cash and cash equivalents ...................    (2,477,902)     1,454,958

Cash and cash equivalents at beginning of period ...............................     8,527,375      5,960,801
                                                                                   -----------    -----------

Cash and cash equivalents at end of period .....................................   $ 6,049,473    $ 7,415,759
                                                                                   ===========    ===========






                               Page 6 of 10 Pages

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)



Note (1) Basis of Presentation
------------------------------

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

      The interim financial statements at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      Certain balances in 1999 have been reclassified to conform to 2000 classifications.
























                               Page 7 of 10 Pages

ITEM 2.
-------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      --------------------------------------------------------------------------
      OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND
      ----------------------------------------------------------------------
      1999.
      -----

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

      Homesite Sales
      --------------

         During the three and six month periods ended June 30, 2000 and 1999, the Partnership sold homesites as follows:

                                 Three Months               Six Months
                                 ------------               ----------
                                 2000      1999            2000      1999
                                 ----      ----            ----      ----
             Cambridge             0         7               0         8
             Bridgewater           1         1               2         2
             Morse Overlook        1         2               4         3
                                  ---       ---             ----      --
                                   2        10               6        13
                                   =        ==               ==       ==



           The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites. During the three and six month periods ended June 30, 2000 and 1999, Marina I sold homesites as follows:

                               For The Period Ended
                                      June 30
                                      -------
                               2000             1999
                               ----             ----
              Three Months      14               16
                                ==               ==
              Six Months        21               21
                                ==               ==















                               Page 8 of 10 Pages






         Results of Operations
         ---------------------
         Six Months ended June 30, 2000 Compared to 1999.
         ------------------------------------------------
         Net earnings decreased by $469,000 in 2000 from 1999. This was primarily the result of decreased equity earnings from Marina I of $472,000 offset by an increase in earnings from homes and homsite sales of $181,000 by the Partnership. A decrease of $157,000 was experienced between 2000 and 1999 from marine operations and a decrease in gain on sale of investment property in 2000 from 1999 of $42,000.

         The decrease in earnings from homes and homesite sales by Marina I is due to a decline in revenues from homesite sales resulting in the Partnerships share in earnings declining to $604,000 in 2000 from $1,076,000 in 1999. Although an identical number of homesites were sold by Marina I, there were less waterfront and more off-water homesites sold, resulting in lower selling prices leading to lower earnings.

         The decrease in earnings from marine operations is primarily due to slower slip leasing resulting from low water. Although water levels have returned to substantially normal, the early season impact has been to reduce the earnings from slip revenue by $62,000. In addition earnings from boat sales have decreased by $49,000 in 2000 as compared to 1999 for a variety of reasons such as higher interest rates, higher fuel prices and low water in the spring.

         As of June 30, 2000, the Partnership had $506,000 of unamortized advance dock rentals toward the 2000 boating season. This is compared to $556,000 as of June 30, 1999. Such rental payments are deferred when received and recognized as earned during the April to September boating season.

         Other receivables and assets were higher on June 30, 2000 compared to December 31, 1999 due to seasonal increase in inventory of new and used boats.

         On April 5, 2000, the Partnership made a cash distribution to the partners of record on March 27, 2000, of $5.50 per unit of partnership interest, for a total of $3,711,000. This compares to a cash distribution of $3.85 per partnership unit on April 5, 1999.

         Three Months ended June 30, 2000  Compared to 1999
         --------------------------------  ----------------
         Net earnings decreased by $472,000 in 2000 from 1999. This was primarily the result of decreased equity earnings from Marina I of $475,000 offset by an increase in earnings from homes and homesite sales of $183,000 by the Partnership. A decrease of $133,000 was experienced between 2000 and 1999 from marine operations and a decrease in gain on sale of investment property in 2000 from 1999 of $42,000.

         The Partnership recognized $458,000 as its share of the earnings from Marina I in 2000, compared to $934,000 in 1999.

         Factors lending to these decreases in earnings during the second quarter of 2000 compared to 1999 are substantially as discussed related to the six months ended June 30, 2000.



                                  Page 9 of 10 Pages




ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

        Pursuant to Item 305 (e) of Regulation S-K, the Partnership is not required to provide information in response to this Item 3.







                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE MARINA LIMITED PARTNERSHIP
                                          ------------------------------
                                                               (Registrant)



                                           By:   /s/ Donald J. Calabria
                                                ---------------------------
                                                Donald J. Calabria
                                                Vice President and
                                                Chief Financial Officer
                                                The Marina II Corporation
                                                General Partner of
                                                The Marina Limited Partnership






DATE: August 11, 2000

                              Page 10 of 10 Pages