Form 10-Q
period 2000-09-30
MARINA LIMITED PARTNERSHIP
filed 2000-11-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended: September 30, 2000   Commission File Number: 0-13174
    --------------------------------------   --------------------------------


                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



                 Indiana                           35-1689935
     ----------------------------------- ----------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification
      incorporation or organization)       Number)



     11691 Fall Creek Road, Indianapolis, IN             46256
     --------------------------------------- ------------------------------
     (Address of principal executive offices)          (Zip Code)



 Registrant's telephone number, including area code:   (317) 845-0270
                                                        -------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES X    NO
                                 ---     --



                               Page 1 of 10 Pages

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                        --------

Item 1.  Financial Statements (unaudited)

         A. Balance Sheets - September 30, 2000, and December 31, 1999     3

         B. Statements of Earnings - Comparative three months ended        4
            September 30, 2000, and 1999

         C. Statements of Earnings - Comparative nine months ended         5
            September 30, 2000, and 1999

         D. Statements of Cash Flows- Comparative nine months ended        6
            September 30, 2000,  and 1999

         E. Note to Interim Financial Statements                           7


Item 2.  Management's Discussion and Analysis of Financial                 8
            Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9


PART II.  OTHER INFORMATION
---------------------------

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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                    September 30,2000, and December 31, 1999
                                   (Unaudited)

        Assets                                                                             2000         1999
        ------                                                                             ----         ----
Cash and cash equivalents .........................................................   $ 6,140,392   $ 8,527,375
Receivables from homesite sales ...................................................     1,032,695       511,351
Other receivables and assets ......................................................     1,443,417       668,183

Properties held for sale:
        Homes and homesites available for sale (Net of payments of $597,969 in 2000     4,449,619     2,628,689
         and $832,180 in 1999 for Homes under Construction
        Land and land improvements ................................................       986,024       976,837
                                                                                      -----------   -----------
                                                                                        5,435,643     3,605,526
                                                                                      -----------   -----------

Property and equipment:
        Marine and other, net .....................................................     2,614,164     2,846,509
        Recreational facilities, net ..............................................       461,404       484,264
        Commercial properties, net ................................................     2,005,416     2,133,992
                                                                                      -----------   -----------
                                                                                        5,080,984     5,464,765
                                                                                      -----------   -----------

Other investments:
        Marina I ..................................................................     4,158,589     3,700,356
        Investments in and Advances to Flatfork Creek Utility .....................      (105,034)      503,548
                                                                                      -----------   -----------
                                                                                      $23,186,686   $22,981,104
                                                                                      ===========   ===========

        Liabilities and Partners' Equity

Accounts payable ..................................................................   $   602,735   $   399,959
Accrued bonuses ...................................................................       139,266       157,534
Deferred revenues and sale deposits ...............................................       299,808       202,148
                                                                                      -----------   -----------

                         Total Liabilities ........................................     1,041,809       759,641
                                                                                      -----------   -----------


Partners' equity:
        General partner ...........................................................     8,482,396     8,511,679
        Limited partners ..........................................................    13,662,481    13,709,784
                                                                                      -----------   -----------
                         Total partners' equity ...................................    22,144,877    22,221,463
                                                                                      -----------   -----------
                                                                                      $23,186,686   $22,981,104
                                                                                      ===========   ===========


                               Page 3 of 10 Pages

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Three Months Ended September 30, 2000, and 1999
                                   (Unaudited)

                                                                                     2000                  1999
                                                                                     ----                  ----
Revenues:
        Homes and homesite sales ....................................            $  944,755             $1,141,701
        Marine operations ...........................................             1,652,261              1,658,075
        Equity in earnings of investee companies ....................               882,337                533,089
        Interest income .............................................               106,120                129,560
        Rental income, net ..........................................                84,370                 93,562
        Recreational facilities, net                                                 63,603                 63,740
                                                                                 ----------             ----------

                                                                                  3,733,446              3,619,727
                                                                                 ----------             ----------

Costs and expenses:
        Cost of homes and homesites sold and related expenses .......               709,728                953,905
        Marine operations ...........................................             1,043,771                939,198
        General and administrative ..................................               309,594                305,497
        Management fees paid to general partner .....................                35,771                 39,102
                                                                                 ----------             ----------
                                                                                  2,098,864              2,237,702
                                                                                 ----------             ----------

                           Net earnings .............................             1,634,583              1,382,025

Net earnings attributable to general partner ........................               624,966                528,403
                                                                                 ----------             ----------

Net earnings attributable to limited partners .......................            $1,009,617             $  853,622
                                                                                 ==========             ==========

Weighted average number of limited partner units outstanding ........               416,715                416,715
                                                                                 ==========             ==========

Net earnings per limited partner unit ...............................            $     2.42             $     2.05
                                                                                 ==========             ==========















                               Page 4 of 10 Pages

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Nine Months Ended September 30, 2000, and 1999
                                   (Unaudited)

                                                                                                    2000                  1999
                                                                                                    ----                  ----
Revenues:
        Homes and homesite sales                                                           $      4,206,986        $   4,523,817
        Marine operations                                                                         4,440,139            4,780,619
        Equity in earnings of investee companies                                                  1,472,864            1,596,409
        Interest income                                                                             378,063              355,305
        Rental income, net                                                                          236,187              244,224
        Recreational facilities, net                                                                 98,642              117,666
        Gain on sale of commercial property                                                           -                   42,508
                                                                                            ----------------    ----------------
                                                                                                 10,832,881           11,660,548
                                                                                            ----------------    ----------------

Costs and expenses:
        Cost of homes and homesites sold and related expenses                                     2,949,550            3,495,061
        Marine operations                                                                         3,282,859            3,355,411
        General and administrative                                                                  883,350              868,610
        Management fees paid to general partner                                                      83,039               91,294
                                                                                          -----------------     ----------------
                                                                                                  7,198,798            7,810,376
                                                                                          -----------------     ----------------

                           Net earnings                                                           3,634,083            3,850,172

Net earnings attributable to general partner                                                      1,389,454            1,472,074
                                                                                          -----------------     ----------------

Net earnings attributable to limited partners                                              $      2,244,629        $   2,378,098
                                                                                           ================      ===============

Weighted average number of limited partner units outstanding                                        416,715              416,715
                                                                                          =================      ===============

Net earnings per limited partner unit                                                      $           5.39      $          5.71
                                                                                          =================     ================
















                               Page 5 of 10 Pages

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                 Nine Months Ended September 30, 2000, and 1999
                                   (Unaudited)

                                                                                                   2000                 1999
                                                                                                   ----                 ----
Cash flows from operating activities:
        Net earnings                                                                           $3,634,083          $ 3,850,172

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
        Depreciation of properties                                                                393,193              375,112
        Equity in earnings of investee companies                                               (1,472,864)          (1,596,409)
        Collection of receivables relating to prior years' homesite sales                          57,473              364,355
        Receivables on current year's homesite sales                                             (578,822)               -----
        Gain in sales of land held for investment and commercial property                           -----              (42,508)
        Changes in Properties held for sale                                                    (1,830,117)             835,461
        Deferred revenues and sale deposits                                                        97,660              (79,819)
        Change in operating assets and liabilities                                               (590,376)             280,309
                                                                                                 ---------             -------
Net cash provided (used) by
        operating activities                                                                     (289,770)           3,986,673
                                                                                                 ---------           ---------

Cash flows from investing activities:
        Distributions received from Marina I                                                    1,023,213              343,103
        Repayment of advances to Flatfork Creek Utilities                                         600,000              750,000
        Additions to marine property and equipment                                                 (8,297)            (341,064)
        Additions to other property and equipment                                                  (1,114)             (62,836)
        Proceeds from sales of land held for investment and commercial property                       -                 87,300
                                                                                                ---------            ---------
        Net cash provided by investing activities                                               1,613,802              776,503
                                                                                                ---------            ---------

       Cash flows from financing activities:
       Distribution to partners                                                                (3,710,669)          (2,597,468)
                                                                                               -----------          ----------
        Net cash used in financing activities                                                  (3,710,669)          (2,597,468)
                                                                                               -----------          ----------

        Net increase (decrease) in cash and cash equivalents                                   (2,386,983)           2,165,708

Cash and cash equivalents at beginning of period                                                8,527,375            5,960,801
                                                                                               ----------           ----------

Cash and cash equivalents at end of period                                                     $6,140,392           $8,126,509
                                                                                              ===========           ==========








                               Page 6 of 10 Pages

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
             Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



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

      The interim financial statements at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      Certain balances in 1999 have been reclassified to conform to 2000 classifications.
























                               Page 7 of 10 Pages

ITEM 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

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

         Homesite Sales

            During the three and nine month periods ended September 30, 2000 and 1999, the Partnership sold homesites as follows:

                                     Three Months             Nine Months
                                     ------------             -----------
                                    2000      1999           2000      1999
                                    ----      ----           ----      ----
               Cambridge              0         0             0          8
               Bridgewater            1         0             3          2
               Morse Overlook         2         2             6          5
               Canal Place            1         0             1          0
                                     --         -             -          -
                                      4         2            10         15
                                     ==        ==            ==         ==


            The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites. During the three and nine month periods ended September 30, 2000 and 1999, Marina I sold homesites as follows:

                                     For The Period Ended
                                          September 30

                                    2000              1999
                                    ----              ----
                  Three Months       21                12
                                     ==                ==
                  Nine Months        42                33
                                     ==                ==

















                               Page 8 of 10 Pages

         Results of Operations
         Nine Months ended September 30, 2000 Compared to 1999.
          Net earnings decreased by $216,000 in 2000 from 1999. This was primarily the result of a decrease of $268,000 between 2000 and 1999 from marine operations. An increase in earnings from homes and homsites of $229,000 was partially offset by a decrease in equity earnings from Marina I of $143,000


         The decrease in earnings from homes and homesite sales by Marina I is due to a decline in revenues from homesite sales resulting in the Partnerships share in earnings declining to $1,481,000 in 2000 from $1,625,000 in 1999. Although there was an increase in the number of homesites sold by Marina I, there were less waterfront and more off-water homesites sold, resulting in lower selling prices leading to lower earnings.

         The decrease in earnings from marine operations is primarily due to a decline in service department earnings, slower slip leasing, and a decrease in boat sales. Although water levels have returned to normal, the early season impact of low water reduced the earnings from slip revenue by $94,000. In addition earnings from boat sales and service department earnings have decreased by $68,000 and $109,000 in 2000 as compared to 1999 for a variety of reasons such as higher interest rates, higher fuel prices and low water in the spring.
 .

         Other receivables and assets were higher on September 30, 2000 compared to December 31, 1999 primarily due to an increase in payments for future sewer connections for new homesites developed in current year.

         On April 5, 2000, the Partnership made a cash distribution to the partners of record on March 27, 2000, of $5.50 per unit of partnership interest, for a total of $3,711,000 This compares to a cash distribution of $3.85 per partnership unit on April 5, 1999.

         Three Months ended September 30, 2000 Compared to 1999
         Net earnings increased by $253,000 in 2000 from 1999. This was primarily the result of increased equity earnings from Marina I of $419,000 offset by a decrease in earnings of $110,000 from marine operations between 2000 and 1999.

         The Partnership recognized $877,000 as its share of the earnings from Marina I in 2000, compared to $458,000 in 1999.





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






DATE: November 10, 2000






                               Page 10 of 10 Pages