Form 10-K
period 2000-12-31
MARINA LIMITED PARTNERSHIP
filed 2001-03-29
CIK 803605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2000

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

        The aggregate market value of the Limited Partner Units held by non-affiliates of the registrant, based upon the average bid prices of such units during the 60 day period ended March 23, 2001, and assuming solely for purposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $14,003,000. The source of the bid quotation is the matching service made available by the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I

Item 1          - Business                                                    1

Item 2          - Properties                                                  7

Item 3          - Legal Proceedings                                           7

Item 4          - Submission of Matters to a Vote of Security Holders         7

PART II

Item 5          - Market for Partnership's Common Equity
                  and Related Security Holder Matters                         7

Item 6          - Selected Financial Data                                     9

Item 7          - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

Item 7A         - Quantitative and Qualitative Disclosures About Market Risk 13

Item 8          - Financial Statements and Supplementary Data                13

Item 9          - Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     31

PART III

Item 10         - Directors and Executive Officers                           31

Item 11         - Executive Compensation                                     32

Item 12         - Security Ownership of Certain Beneficial Owners
                  and Management                                             34

Item 13         - Certain Relationships and Related Transactions             36

PART IV

Item 14         - Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                        37

SIGNATURES                                                                   39

                                     PART I
ITEM 1.   BUSINESS.
------    --------

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

Investment Real Estate

         On December 31, 2000, the Partnership owned approximately 336 acres of investment real estate. Approximately 266 acres of this investment real estate are adjacent to Geist Lake, and approximately 70 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homes and homesite sales revenue accounted for 37 percent of the Partnership's revenues for 2000, 41 percent for 1999, and 37 percent for 1998. There were no sales of investment land in 1999 and 2000. Such sales accounted for 4 percent of the Partnership's revenues for 1998.

         Geist Lake. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 2000, the Partnership's investment real estate at Geist Lake consisted of approximately 266 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately 23 acres of the land at Geist Lake is being used for Geist Marina and Marina Village and approximately 10 acres is being used for the Geist Harbor Club facilities. See "Marine Operations" and "Investment Real Estate -- Commercial Development" below.

         Morse Lake. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 2000, the Partnership's investment properties at Morse Lake consisted of approximately 70 acres zoned for single-family residential, commercial, and agricultural use. Approximately 18 acres of the land at Morse Lake is being used for the Morse Marina. See "Marine Operations" below.

         Residential Development. Bridgewater, located near Geist Marina, was the Partnership's first single-family project, which includes 81 homesites. The Partnership sold three waterfront homesites from Bridgewater in 2000. Homesite revenue from these sales was $924,000. There were two homesites in inventory at December 31, 2000.

         The Marina I L.P., a joint venture, sold 25 homesites in Cambridge in 2000. See "Marina I" below. Marina I had 38 homesites remaining to be sold, of which 31 are waterfront. When complete, Cambridge will include more than 450 homesites of which 339 have been developed. All of the homesites owned by the Partnership have been sold so that future homesite sales in Cambridge will be from Marina I.


         The Partnership has developed Morse Overlook, an upscale single-family homesite project located at Morse Lake. Morse Overlook is comprised of 50 homesites including 27 waterfront. In 2000, the Partnership sold six homesites from Morse Overlook including three waterfront homesites. These sales generated homesite revenue of $779,000. At December 31, 2000, the Partnership had 22 homesites in inventory of which 10 were waterfront.

         The Partnership has developed Sail Place, a new residential community at Geist Lake, which includes 30 homesites. The Partnership will build specially designed homes with smaller homesites and a unique package of services to appeal to a more mature customer. The Partnership will build all of the homes in Sail Place to better control placement and the design of each home. The Partnership sold four homesites with homes in 2000 for total revenue of $1,815,000. There are 21 homesites remaining in inventory.

         The Partnership has developed a new residential community in the Geist Lake area containing 81 homesites in the first section. Canal Place is a combination of waterfront, water access and off-water lots with an estimated total of 250 homesites. Homesites in the first section became available in the fall of 2000. The Partnership sold two homesites in 2000 for total revenue of $167,000.

         Marina I has developed Weatherstone, a new community in the Geist area containing 62 homesites. All homesites are off-water and are being sold to an upscale production builder who will provide homes in the upper price range for production homes, but below the price of the typical custom home. Marina I sold 27 homesites in Weatherstone in 2000. The builder acquires three homesites per month, which commenced in March 2000, until all homesites are sold.

         The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions. However, due to sand and gravel mining in Geist Lake and a stone mining operation on land by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for six years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Irving land is available. The Partnership expects to have a sufficient inventory of homesites for 2001. See "Investment Real Estate - Marina I", below.

         Homesite Financing Arrangements. The Partnership sells residential homesites for cash and/or mortgage. The Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. When a homesite is sold to an individual purchaser on contract, a warranty deed is conveyed to the purchaser, and the purchasers execute an installment promissory note and a purchase money real estate mortgage to the Partnership. In 2000, 1999, and 1998, interest rates on homesites sold on contract were 9% the first year, 10% in the second year, and 12% for the remainder.

         Investment Property. During 2000 and 1999, the Partnership sold no investment land compared with two parcels of land for a total of $605,000 in 1998. Most of the commercial land owned by the Partnership near Geist Lake has been sold.

         Marina Village. The Partnership operates a 21,000 square foot retail and office development known as Marina Village. This building includes 15,000 square feet of retail space and 6,000 square feet of office space, all of which has been leased except for 2,000 square feet which is the office of the Partnership. The Partnership realized $259,000 in rental income from Marina Village in 2000.

         Marina I. The Partnership is the general partner of The Marina I L.P., an Indiana limited partnership ("Marina I"), and Irving Materials, Inc. ("Irving") is the sole limited partner. Marina I has a right to receive and develop more than 150 acres of Irving land in the vicinity of Geist Lake. Irving continues to mine stone and extract sand and gravel from the remaining property, and it contributes parcels of the land to Marina I when the extraction is complete. The Partnership is responsible for developing and selling the property for residential use.

         The Partnership, as general partner, and Irving, as limited partner, received $2,193,000 and $2,032,000 cash, respectively, in distributions during 2000. Additionally, the Partnership recognized $1,921,000 in equity earnings from Marina I for the 52 homesites sold by Marina I and other related activities in 2000. See "Investment Real Estate -- Residential Development" above.

         Flatfork Creek Utility. The Partnership and Irving are each 50 percent shareholders of Flatfork Creek Utility, Inc., an Indiana corporation (the "Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer lines to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in 1994. The first phase of the plant will serve approximately 500 homes. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission. The
Corporation recorded a $113,000 net loss for 2000, of which the Partnership accounted for its 50% share as a decrease in its investment in the Corporation. The Corporation expects minor operating losses for the next several years. During 1998, the Corporation retired a $1,567,000 bank loan using the proceeds of a $1,350,000 demand note borrowing from the Partnership with the remainder paid from the Corporation's internal funds. During 2000 and 1999, the Corporation retired this borrowing.

Marine Operations

         The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately 1,200 boat docks, three public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October.

         Marine operations accounted for 41 percent of the Partnership's revenues in 2000, 37 percent in 1999, and 42 percent in 1998. The principal sources of revenues are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, boat docks and lifts, food items and miscellaneous services.

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

Competition

         Investment Real Estate. Although there are numerous real estate properties in the Indianapolis metropolitan area available for development of homesites, there are only a limited number of water-oriented properties. The Partnership believes that, of those water-oriented properties that are or will be economically suitable for development of homesites, the Partnership's properties are among those with the greatest long-term development potential, primarily because of the character of the lakes to which the Partnership's properties are adjacent and the extent and types of development at such lakes. There are, however, water-oriented properties owned by other developers that are available for development of homesites that are equally desirable. There is a residential project, which may be developed at the north end of Geist Lake, which will include approximately 300 homesites, of which approximately 40 will be waterfront homesites. Competition in commercial development has become more significant due to the increased zoning of land for commercial use in the area of Geist Lake.

         Marine Operations. The Geist Marina provides the only boat docks, gas pumps and launching ramps on Geist Lake available to the general public. At Morse Lake, the Town of Cicero operates boat docks and gas pumps in competition with the Morse Marina.

         There are numerous marine dealers in the Indianapolis market and therefore competition is significant in boat sales and service.

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

Employees

         The Partnership has approximately 34 full-time employees (most of whom are primarily engaged in marine operations) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are four officers of the General Partner, all of whom devote full-time to activities of the General Partner and the Partnership.

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

ITEM 2.  PROPERTIES.
------   ----------

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

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         No matter was submitted to a vote of security holders of the Partnership in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS.

         Effective as of the close of business on December 19, 1997 the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol MRNCZ. The following table sets forth for 1999 and 2000 the representative high and low bid quotations of the Partnership's Limited Partner Units as reported through a matching service made available by the Partnership. Such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

                              1999                        2000
                              ----                        ----
                        High        Low            High          Low
  Quarter Ended         Bid         Bid            Bid           Bid
  -------------         ---         ---            ---           ---
    March 31          $31.50       $31.50        $36.00        $36.00
     June 30          $30.00       $30.00        $32.50        $30.50
  September 30        $34.00       $34.00        $34.00        $34.00
   December 31        $36.00       $36.00        $36.00        $36.00

         There is no established public trading market for the Limited Partner Units. During the 60-day period that ended March 23, 2001, there were two bids to purchase at $36 per unit. It is anticipated that such bids will be revised downward once the Partnership makes an annual distribution. The source of the bid quotation is through a matching service made available by the Partnership, and such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

         During 2000 there were 1,954 units traded through the matching service. The Partnership is aware that additional units were traded outside of the matching service during 2000. IN ORDER TO COMPLY WITH THE FEDERAL TAX RULES, THE PARTNERSHIP WILL NOT RECOGNIZE A TRANSFER CONDUCTED OUTSIDE OF THE MATCHING SERVICE UNLESS SUCH TRANSFER MEETS A SPECIFIED EXCEPTION THAT WILL NOT ENDANGER THE PARTNERSHIP'S CONTINUED TREATMENT AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES (SEE ITEM 1 - TAXATION OF INTERESTS IN PUBLICLY TRADED PARTNERSHIPS). In such cases, the Partnership may at its option recognize such transfers.

         On March 23, 2001 there were approximately 392 record holders of Limited Partner Units of the Partnership.

         On each of April 5, 2000 and April 5,1999,  the  Partnership  made cash
distributions  of  $5.50  and  $3.85   respectively  per  unit.  No  other  cash
distributions were made during 1999 and 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for each of the years in the five-year period ended December 31, 2000 are derived from the financial statements of the Partnership, which have been audited by KPMG LLP, independent certified public accountants. The financial statements for the years ended December 31, 2000, 1999 and 1998, and the auditors' report thereon, are included in Part II, Item 8.

                               (In thousands, except per unit or share amounts)
                                            Years Ended December 31

Selected Statement of Earnings Data:                 2000          1999         1998        1997          1996
------------------------------------                 ----          ----         ----        ----          ----
Homes and homesite sales                           $4,552        $5,649       $4,222      $2,733        $3,387
Marine revenues                                     4,919         5,106        4,784       3,791         3,156
Gain on land sales                                      -        42,508          498         661            40
Equity in earnings of investee companies            1,865         2,005        1,032         992           386
Other revenues                                        810           841          862         726           723
Earnings before income taxes                        4,007         4,212        3,809       3,742         3,034
Net earnings                                        4,007         4,212        3,809       3,742         3,034
Earnings per unit 1)                                 5.94          6.24         5.64        5.54          4.49
Cash distribution per unit 1)                        5.50          3.85         3.50        3.25          3.25

Selected Balance Sheet Data:

Total assets                                       23,609       $22,981      $21,643     $20,038       $18,450
Debt obligations                                      -             -             -           -            -
Partners' equity                                   22,518        22,221       20,607      19,178        17,630


          1)Earnings and cash distribution per unit have been calculated on the following basis:

                                         Earnings                       Cash Distributions
                                         --------                       ------------------
                                    General          Limited           General          Limited
                                    Partner          Partner           Partner          Partner
            Period                   Units            Units             Units            Units
            ------                   -----            -----             -----            -----
2000                                257,952          416,715           257,952          416,715
1999                                257,952          416,715           257,952          416,715
1998                                                                   257,952          417,183
     January 1-November 30          257,952          417,183
     December 1 - December 31       257,952          416,715
1997                                201,188          473,947           201,188          473,947
1996                                                                   196,714          478,421
     July 1 - December 31           201,188          473,947
     January 1 - June 30            196,714          478,421

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

General
         The Partnership's principal sources of revenue in 2000 were consistent with 1999, and included revenue from homes and homesite sales, marine operations, equity in earnings of investee companies, and interest and rental income.

         The Partnership's primary sources of revenue were as follows:


                                                  2000        1999        1998
                                                  ----        ----        ----

Homes  and Homesite Sales                          37%         41%         37%
Marine Operations                                  41%         37%         42%
Equity in Earnings From Investee Companies         15%         15%         9%


         Homesite Sales

         The following table presents the total homesite sales as well as dispersion by community:

   Year      Bridgewater   Cambridge   Morse Overlook   Canal Place      Total

   2000          3            0             8               2             13

   1999          3            8             6               0             17

   1998          2            3            11               0             16



         Home Sales
         During 2000, the Partnership completed construction and sold five homes compared to eight in 1999.

         Marina I L.P.
         The Partnership is the general partner of Marina I which has also developed homesites in Cambridge. During 2000, Marina I sold 52 homesites from Cambridge and Weatherstone as compared to 42 homesite sales in 1999 and 28 in 1998. Marina I recorded $612,500 in revenue during 1999 as its share from the Partnership's sale of homesites that were partially owned by Marina I, as compared to none in 2000 and 1998.

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


Liquidity and Capital Resources
         The General Partner of the Partnership believes that current funds and funds generated by homes and homesite sales, marine operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 2001. On December 31, 2000, the Partnership had cash and cash equivalents, including short-term investments, of $7,719,000. On December 31, 2000, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 2001. During 2000, the Partnership expended approximately $1,614,000, net of payments received, for home and homesite development costs. In addition, approximately $71,000 was spent for the Partnership's operating property and equipment.

         On a long-term basis, major sources of liquidity are expected to be revenues from marine operations, sales of homes and homesites and investment land, distributions from investee companies, and if necessary, bank borrowings. The Partnership currently expects that funds from current reserves and operating cash flow will be sufficient to satisfy future capital needs.

Results of Operations
         2000 Compared to 1999. Net earnings decreased by $205,500 in 2000 from 1999. This decrease was primarily due to a decrease in Marine Operations of $225,000. Such decrease was partially offset by a modest increase in real estate earnings including equity in Marina I.

         Marine operations were adversely affected by approximately $90,000 at Morse Marina by low water in the spring of 2000, which reduced slip rentals for the year. In addition, reduced boat use at Morse decreased service revenue by approximately $50,000 as compared to 1999.

         Earnings from homes and homesite sales were $1,477,000 in 2000 compared to $1,281,000 in 1999.

         The Partnership recognized $1,921,000 in 2000 compared to $2,040,000 in 1999 as its share of the earnings from Marina I. Such decrease results from 27 homesite sales in Weatherstone with a lower gross margin than other communities. The sales by Marina I are not reflected in homesite sales in the Partnership's Statement of Earnings, rather the Partnership's share of net earnings is included as equity in earnings on the Statement of Earnings.

         The Partnership is a 50 percent owner in Flatfork Creek Utility, Inc. (See Item 1 "Business") As a result, the Partnership recognized a loss in 2000 of $57,000 compared with a loss of $35,000 in 1999. Flatfork expects minor operating losses for the next several years.

         On April 5, 2000, the Partnership made a cash distribution to the partners of record on March 27, 2000 of $5.50 per unit of partnership interest, for a total of $3,711,000.

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

         On April 5, 1999, the Partnership made a cash distribution to the partners of record on March 25, 1999, of $3.85 per unit of partnership interest, for a total of $2,597,000.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

         The following are the financial statements of the Partnership and The Marina I L.P. for the years ended December 31, 2000, 1999, and 1998 and the independent auditors' reports thereon. A list of the reports and financial statements appears in response to Item 14 of this report.

                           Independent Auditors' Report



     The Partners
     The Marina Limited Partnership:


     We have audited the accompanying balance sheets of The Marina Limited Partnership as of December 31, 2000 and 1999, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






     KPMG LLP
     Indianapolis, Indiana
     February 9, 2001

                                            THE MARINA LIMITED PARTNERSHIP

                                                    Balance Sheets

                                              December 31, 2000 and 1999





                                        Assets                                2000             1999
                                                                         --------------   --------------
Cash and cash equivalents                                              $     7,719,350        8,527,375
Receivables from homesite sales                                              1,056,586          511,351
Other receivables and assets                                                 1,333,457          668,183

Properties held for sale:
    Homes and homesites available for sale                                   4,284,320        2,628,689
    Land and land improvements                                                 935,198          976,837
                                                                         --------------   --------------

                                                                             5,219,518        3,605,526

Property and equipment, net (note 2)                                         5,004,323        5,464,765

Other investments (note 3):
    Marina I                                                                 3,428,350        3,700,356
    Investments in and advances to Flatfork Creek Utility                     (152,980)         503,548
                                                                         --------------   --------------

                                                                       $    23,608,604       22,981,104
                                                                         ==============   ==============

                             Liabilities and Partners' Equity

Accounts payable                                                               705,514          399,958
Accrued bonuses                                                                133,023          157,534
Deferred revenues and sale deposits                                            252,547          202,148
                                                                         --------------   --------------

        Total liabilities                                                    1,091,084          759,640
                                                                         --------------   --------------

Partners' equity:
    General partner - 257,952 units outstanding                              8,624,873        8,511,679
    Limited partners - 416,715 units outstanding                            13,892,647       13,709,785
                                                                         --------------   --------------

        Total partners' equity                                              22,517,520       22,221,464
                                                                         --------------   --------------

                                                                       $    23,608,604       22,981,104
                                                                         ==============   ==============

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings

                  Years ended December 31, 2000, 1999 and 1998


                                                                 2000             1999            1998
                                                             --------------   --------------  --------------
Revenues:
    Home and homesite sales                                $     4,551,986        5,648,667       4,222,041
    Marine operations                                            4,919,091        5,105,899       4,784,087
    Equity in earnings of investee companies (note 3)            1,864,932        2,004,974       1,031,830
    Interest income                                                472,620          500,003         464,216
    Rental income, net (note 4)                                    270,806          286,160         346,649
    Recreational facilities, net                                    66,087           54,893          50,777
    Gain on sales of properties                                         --           42,508         497,853
                                                             --------------   --------------  --------------

                                                                12,145,522       13,643,104      11,397,453
                                                             --------------   --------------  --------------

Costs and expenses:
    Cost of homes and homesites sold
      and related expenses                                       3,075,020        4,367,209       2,924,726
    Marine operations                                            3,829,346        3,790,842       3,504,190
    General and administrative                                   1,139,901        1,173,563       1,063,047
    Management fees paid to general partner (note 1)                94,530           99,275          96,759
                                                             --------------   --------------  --------------

                                                                 8,138,797        9,430,889       7,588,722
                                                             --------------   --------------  --------------

Net earnings                                                     4,006,725        4,212,215       3,808,731

Net earnings attributable to general partner                     1,531,930        1,610,497       1,455,304
                                                             --------------   --------------  --------------

Net earnings attributable to limited partners              $     2,474,795        2,601,718       2,353,427
                                                             ==============   ==============  ==============

Weighted average number of limited
    partner units outstanding                                      416,715          416,715         417,144
                                                             ==============   ==============  ==============

Net earnings per limited partner unit                      $          5.94             6.24            5.64
                                                             ==============   ==============  ==============

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                         Statements of Partners' Equity

                  Years ended December 31, 2000, 1999 and 1998




                                                            General         Limited          Total
                                                           partner's       partners'       partners'
                                                            equity          equity           equity
                                                         --------------  --------------  ---------------

Balance December 31, 1997                             $      5,731,363      13,446,444       19,177,807

    Exchange of 56,764 units                                 1,610,463      (1,610,463)              --
    Repurchase of 468 units ($36.00 per unit)                       --         (16,848)         (16,848)
    Distributions to partners ($3.50 per unit)                (902,832)     (1,460,141)      (2,362,973)
    Net earnings                                             1,455,304       2,353,427        3,808,731
                                                         --------------  --------------  ---------------

Balance December 31, 1998                                    7,894,298      12,712,419       20,606,717

    Distributions to partners ($3.85 per unit)                (993,116)     (1,604,352)      (2,597,468)
    Net earnings                                             1,610,497       2,601,718        4,212,215
                                                         --------------  --------------  ---------------

Balance December 31, 1999                                    8,511,679      13,709,785       22,221,464

    Distributions to partners ($5.50 per unit)              (1,418,736)     (2,291,933)      (3,710,669)
    Net earnings                                             1,531,930       2,474,795        4,006,725
                                                         --------------  --------------  ---------------

Balance December 31, 2000                             $      8,624,873      13,892,647       22,517,520
                                                         ==============  ==============  ===============

See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998



                                                                               2000           1999            1998
                                                                           -------------  --------------  --------------

Cash flows from operating activities:
    Net earnings                                                        $     4,006,725       4,212,215       3,808,731
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation of equipment                                               531,536         524,257         467,502
        Equity in earnings of investee companies                             (1,864,932)     (2,004,974)     (1,031,830)
        Receivables on current year's homesite sales                           (615,932)             --        (310,597)
        Collection of prior years' homesite sales                                70,697         521,612         746,529
        Gain on sales of properties                                                  --         (42,508)       (497,853)
        Changes in properties held for sale                                  (1,613,992)        578,586          89,107
        Change in operating assets and liabilities                             (333,830)       (264,990)        279,970
                                                                           -------------  --------------  --------------

            Net cash provided by operating activities                           180,272       3,524,198       3,551,559
                                                                           -------------  --------------  --------------

Cash flows from investing activities:
    Distributions received from Marina I                                      2,193,466       1,270,367         545,463
    Flatfork Creek Utility advances and repayments                              600,000         750,000      (1,350,000)
    Distributions received from Dockside Cafe                                        --              --         180,899
    Additions to property and equipment                                         (71,094)       (467,822)       (673,440)
    Proceeds from sales of properties                                                --          87,300         554,585
                                                                           -------------  --------------  --------------

            Net cash provided (used) by investing activities                  2,722,372       1,639,845        (742,493)
                                                                           -------------  --------------  --------------

Cash flows from financing activities:
    Distributions to partners                                                (3,710,669)     (2,597,469)     (2,362,973)
    Repurchase of limited partner units                                              --              --         (16,848)
                                                                           -------------  --------------  --------------

            Net cash used by financing activities                            (3,710,669)     (2,597,469)     (2,379,821)
                                                                           -------------  --------------  --------------

            Net increase (decrease) in cash and cash equivalents               (808,025)      2,566,574         429,245

Cash and cash equivalents at beginning of year                                8,527,375       5,960,801       5,531,556
                                                                           -------------  --------------  --------------

Cash and cash equivalents at end of year                                $     7,719,350       8,527,375       5,960,801
                                                                           =============  ==============  ==============


See accompanying notes to financial statements.

                         THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





  (1)   Summary of Significant Accounting Policies

        (a)   General

              The Marina Limited Partnership became a publicly traded limited partnership on December 30, 1986, and the limited partner units are registered securities and currently represent 62% of the total Partnership units. The remaining units are owned by Marina II Corporation, the general partner, which has the authority to manage the affairs of the Partnership. The economic interests in the Partnership represented by general partner units and limited partner units are identical. The general partner receives management fees equal to 3% of the Partnership's gross margin on marine operations, rental income and recreational facilities.

              As a partnership, the allocated share of the Partnership's taxable income is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements. The tax basis of assets and liabilities exceeds the book basis by $916,000 at December 31, 2000. In order to continue partnership tax treatment, limited partner units are no longer publicly traded, and buyers and sellers are required to contact the Partnership to follow a prescribed process to transfer units.

              The majority of the Partnership's activities and operations are located in the Geist Lake area northeast of Indianapolis, Indiana and in the Morse Lake area north of Indianapolis. Its primary activities are the development and sale of homes and homesites and the operation of marine facilities at Geist and Morse Lakes.

        (b)   Cash and Cash Equivalents

              Cash and cash equivalents include money market investments with maturities of less than three months and U.S. Treasury bills with maturities of less than twelve months.

              The  Partnership   maintains  a  separate  trustee  accounting  of
              unclaimed limited partner unit distributions.

        (c)   Properties Held for Sale

              Properties  held  for  sale are  carried  at the  lower of cost or estimated fair value less costs to sell. Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. Land and land improvement costs are allocated to land sales and homesite projects using the relative sales value and the specific identification methods. Properties are classified as available for sale when marketing of the homesites begin.

              Sales of homesites are for cash or with purchase money mortgages. Sales that satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second year and 12% thereafter. Costs of properties sold are determined by the relative sales value of the property to the total project.

                        THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





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

        (f)   Rental Income

              All leases are classified as operating leases, and minimum annual rents are recognized based on the terms of the lease. Percentage rents related to restaurant leases are recognized based on reported sales after annual thresholds have been met.

        (g)   Marine Revenues

              Revenues from marine operations are recognized at the point of sale except for revenues for rental and storage from the marine operations which are recognized on a straight-line basis over the term of the agreement.

        (h)   Financial Instruments

              The carrying amounts of the receivables approximate their fair value as the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

                        THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





        (i)   Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  (2)   Property and Equipment

        Property and equipment principally consisting of operating land and improvements and buildings and equipment used in the partnership operations are summarized at December 31 as follows:

                                                   2000           1999
                                                   ----           ----

           Operating land and improvements      $1,258,892      1,258,892
           Buildings and equipment               8,705,737      8,634,643
                                                 ---------      ---------

                                                 9,964,629      9,893,535

           Accumulated depreciation              4,960,306      4,428,770
                                                 ---------      ---------
                                                $5,004,323      5,464,765
                                                ==========      =========

  (3)   Other Investments

        (a)   Marina I

              The Partnership is a general partner with Irving Materials, Inc. as limited partner in Marina I which develops homesites near Geist Lake. The Partnership's equity in the earnings of Marina I amounted to $1,921,460 in 2000, $2,040,456 in 1999 and $1,071,502
              in 1998.

                        THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





              The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 2000 and 1999 and for the years then ended:

                                                          2000           1999
                                                          ----           ----

                Cash and cash equivalents             $     988          2,248
                Homes and homesites available for
                  sale and land and land improvements     3,856          3,475
                Receivables from homesite sales           1,488          1,307
                Other assets                                585            562
                Liabilities                                (131)          (245)
                                                      ---------      ---------

                       Partners' equity               $   6,786          7,347
                                                      =========      =========

                 Homesite sales and other revenues        6,156          6,003
                 Cost of homesites sold and expenses      2,563          2,119
                                                      ---------      ---------

                       Net earnings                   $   3,593          3,884
                                                      =========      =========



              The Partnership pays various operational costs incurred for Marina I, which are reimbursed at actual or allocated amounts.

        (b)   Flatfork Creek Utility, Inc.

              The Partnership has a 50% investment along with Irving Materials, Inc. in Flatfork Creek Utility, Inc. (the Corporation), which owns and operates a wastewater treatment plant serving homesites developed in the Geist Lake area by the Partnership, Marina I and other developers.

              Periodically the Partnership and Marina I make advance payments for future utility hook-ups. The Partnership recognized a loss of $56,528 in 2000, $35,482 in 1999 and $81,451 in 1998 as its share of the Corporation's results of operations.

              In 1998, the Partnership made advances of $1,350,000 to the Corporation, which bore interest of 6.6%. The advances were repaid in 2000 and 1999.

  (4)   Rental Income

        The restaurant facilities at Geist and Morse Lakes are leased to an operator under operating leases with annual minimum rentals of $90,000 and $60,000, respectively, plus a percentage of sales above the minimum. Overage rents were $36,400, $52,800 and $81,500 for 2000, 1999 and 1998, respectively.

        The Partnership operates and leases a retail and office development. Rental income was $237,900, $248,132 and $289,400 for 2000, 1999 and
        1998, respectively. At December 31, 2000, occupancy was 100% including space utilized as the office of the Partnership. In addition to minimum rent, the leases require reimbursements of specified operating expenses.

                        THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





        The minimum rent payments due under operating leases in effect at December 31, 2000 are summarized as follows:


                    2001                             $   378,835
                    2002                                 374,583
                    2003                                 338,664
                    2004                                 341,163
                    2005                                 277,796
                                                     -----------

                                                     $ 1,711,041
                                                     ===========

  (5)   Segment Information

        The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for 2000, 1999 and 1998 is as follows (in thousands):

                                               2000        1999         1998
                                               ----        ----         ----
          Revenues:
            Homes and homesites             $ 4,552       5,648        4,222
            Equity in earnings of
             investee company                 1,865       2,040        1,072
                                              -----       -----        -----
                                              6,417       7,688        5,294


            Marine operations                 4,919       5,106        4,784
            Other                               809         849        1,319
                                              -----       -----        -----

                                            $12,145      13,643       11,397
                                            =======      ======       ======

          Operating income:
            Homes and homesite sales,
             including equity in earnings
             of investee company            $ 3,342       3,321        2,370
            Marine operations                 1,090       1,315        1,280
            Other                               809         849        1,319
            Administration                   (1,234)     (1,273)      (1,160)
                                             ------      ------       ------

                                            $ 4,007       4,212        3,809
                                            =======       =====        =====

          Assets:
            Homes and homesite sales,
             including investment in
             investee company               $10,169       7,917        7,222
            Marine operations                 3,617       3,564        3,087
            Cash                              7,719       8,527        5,961
            Other                             2,104       2,973        5,373
                                             ------       -----        -----

                                            $23,609      22,981       21,643
                                            =======      ======       ======

                        THE MARINA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





  (6)   Interim Quarterly Results (Unaudited)

                                              First        Second         Third        Fourth
                 2000                        Quarter       Quarter       Quarter       Quarter
                                             -------       -------       -------       -------

           Total revenues                   $939,743      6,160,626     3,733,446     1,311,707
           Net earnings                        5,638      1,993,863     1,634,583       372,641
           Net earnings attributable
            to limited partners                2,155      1,231,531     1,009,617       231,492
           Net earnings per limited
            partner unit                        0.01           2.96          2.42          0.55

                 1999

           Total revenues                    948,198      7,092,232     3,619,727     1,982,947
           Net earnings                        1,858      2,466,289     1,382,025       362,043
           Net earnings attributable
            to limited partners                1,148      1,523,427       853,622       223,521
           Net earnings per limited
            partner unit                          --           3.66          2.05          0.53

                          Independent Auditors' Report



     The Partners
     The Marina I L. P.:


     We have audited the accompanying balance sheets of The Marina I L. P. as of December 31, 2000 and 1999, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina I L. P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December
     31, 2000, in conformity with accounting principles generally accepted in the United States of America.







     KPMG LLP
     Indianapolis, Indiana
     February 9, 2001

                                THE MARINA I L.P.

                                 Balance Sheets

                           December 31, 2000 and 1999




                   Assets                              2000            1999
                                                  -------------   -------------

Cash and cash equivalents                       $      987,853       2,248,223
Receivables from homesite sales                      1,488,122       1,307,476
Other receivables and assets                            45,243          20,774

Prepaid hook-up fees to Flatfork Creek Utility         517,488         540,910

Properties held for sale:
    Homesites available for sale                     3,325,052       2,657,507
    Land and land improvements                         553,626         817,265
                                                  -------------   -------------

                                                $    6,917,384       7,592,155
                                                  =============   =============

         Liabilities and Partners' Equity

Trade accounts payable and accrued expenses     $       43,051          49,517
Accounts payable to affiliates                              --         113,213
Land sale deposits                                      88,400          82,400
                                                  -------------   -------------

             Total liabilities                         131,451         245,130
                                                  -------------   -------------

Partners' equity:
    General partner                                  3,375,228       3,647,234
    Limited partner                                  3,410,705       3,699,791
                                                  -------------   -------------

             Total partners' equity                  6,785,933       7,347,025
                                                  -------------   -------------

                                                $    6,917,384       7,592,155
                                                  =============   =============


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                             Statements of Earnings

                  Years ended December 31, 2000, 1999 and 1998


                                                           2000           1999           1998
                                                       -------------  -------------  -------------
Revenues:
    Homesite sales                                   $    5,850,750      5,829,182      3,446,500
    Interest income                                         305,147        174,262        155,021
                                                       -------------  -------------  -------------

                                                          6,155,897      6,003,444      3,601,521
                                                       -------------  -------------  -------------

Costs and expenses:
    Cost of homesites sold and related expenses           2,516,043      2,091,828      1,555,695
    General and administrative                               46,856         27,636         36,710
                                                       -------------  -------------  -------------

                                                          2,562,899      2,119,464      1,592,405
                                                       -------------  -------------  -------------

             Net earnings                                 3,592,998      3,883,980      2,009,116

Net earnings attributable to general partner              1,921,460      2,040,437      1,071,502
                                                       -------------  -------------  -------------

Net earnings attributable to limited partner         $    1,671,538      1,843,543        937,614
                                                       =============  =============  =============


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                         Statements of Partners' Equity

                  Years ended December 31, 2000, 1999 and 1998




                                               General         Limited          Total
                                              partner's       partner's       partners'
                                               equity          equity          equity
                                            --------------  --------------  --------------

Balance December 31, 1997                 $     2,351,124       2,758,127       5,109,251

    Distributions to partners                    (545,463)       (554,537)     (1,100,000)
    Net earnings                                1,071,502         937,614       2,009,116
                                            --------------  --------------  --------------

Balance December 31, 1998                       2,877,163       3,141,204       6,018,367

    Distributions to partners                  (1,270,366)     (1,284,956)     (2,555,322)
    Net earnings                                2,040,437       1,843,543       3,883,980
                                            --------------  --------------  --------------

Balance December 31, 1999                       3,647,234       3,699,791       7,347,025

    Land contributed by partner                        --          70,910          70,910
    Distributions to partners                  (2,193,466)     (2,031,534)     (4,225,000)
    Net earnings                                1,921,460       1,671,538       3,592,998
                                            --------------  --------------  --------------

Balance December 31, 2000                 $     3,375,228       3,410,705       6,785,933
                                            ==============  ==============  ==============


See accompanying notes to financial statements.

                                THE MARINA I L.P.

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998




                                                                            2000             1999            1998
                                                                       ---------------  ---------------  --------------

Cash flows from operating activities:
    Net earnings                                                     $      3,592,998        3,883,980       2,009,116
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Receivables on current year's homesite sales                      (527,739)        (638,933)       (419,672)
           Collection on prior years' homesite sales                          162,093          107,336         211,449
           Changes in properties held for sale                               (125,996)        (120,562)        448,843
           Change in operating assets and liabilities                        (136,726)         (21,098)       (110,275)
                                                                       ---------------  ---------------  --------------

               Net cash provided by operating activities                    2,964,630        3,210,723       2,139,461
                                                                       ---------------  ---------------  --------------

Cash flows from financing activities:
    Distributions to partners                                              (4,225,000)      (2,555,322)     (1,100,000)
                                                                       ---------------  ---------------  --------------

               Net cash used by financing activities                       (4,225,000)      (2,555,322)     (1,100,000)
                                                                       ---------------  ---------------  --------------

               Net increase (decrease) in cash
                  and cash equivalents                                     (1,260,370)         655,401       1,039,461

Cash and cash equivalents at beginning of year                              2,248,223        1,592,822         553,361
                                                                       ---------------  ---------------  --------------

Cash and cash equivalents at end of year                             $        987,853        2,248,223       1,592,822
                                                                       ===============  ===============  ==============

Non-cash items:
    Foreclosure on homesite sale                                     $        207,000               --              --
                                                                       ===============  ===============  ==============

    Land contributed by partner                                      $         70,910               --              --
                                                                       ===============  ===============  ==============

See accompanying notes to financial statements.

                               THE MARINA I L. P.

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





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

      Contributions of land by Irving are valued at amounts agreed upon by the partners which approximate Irving's tax basis. Earnings and distributions are allocated as follows:

o For earnings from homesite sales of land contributed by Irving, Irving is first allocated an amount equal to 20% of the gross sales price less its tax basis of the land contributed, and TMLP is allocated 5% of the gross sales price. Any remaining earnings are allocated 40% to Irving and 60% to TMLP.

o For earnings from all other homesite sales, TMLP is first allocated a management fee based on profits from the homesite sales, with the remainder allocated 50% to each partner.

 (b)  Cash and Cash Equivalents

      Cash and cash equivalents include money market investments with maturities of less than three months.

 (c)  Properties Held for Sale

      Properties held for sale are carried at the lower of cost or estimated fair value less costs to sell. Costs include construction, excavation, engineering and other direct costs incurred to bring land to a fully-improved saleable condition. Land and land improvements are allocated to homesite sales using the relative sales value and the specific identification methods. Properties are classified as available for sale when marketing of the homesites begins.

      Sales of homesites are for cash or with purchase money mortgages. Sales that satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second and 12% thereafter. Costs of homesites sold are determined by the relative sales value of the homesite to the total project.

      At the time a lot is sold, the Partnership accrues a fee payable to Flatfork Creek Utility, Inc. (whose partners are TMLP and Irving) for the cost of certain utility hook-up charges which is included in cost of homesites sold. In 2000 and 1999, Marina I paid $306,000 and $372,000, respectively, to Flatfork Creek Utility, Inc. as advance payments for future utility hook-ups.

      The Partnership routinely evaluates all of its investments to assess whether any impairment indications are present, including significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

                                                                (Continued)

                               THE MARINA I L. P.

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998





 (d)  Financial Instruments

      The carrying amounts of the receivables approximate their fair value because the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

 (e)  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
-------   --------------------------------

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

                                                                                                            Year of
       Name                                        Principal Occupation                                      Birth
       ----                                        --------------------                                      -----

Patrick J. Bruggeman                President, American Steel Investment Corporation, Ft. Wayne, Indiana
                                    (manufacturer of wire rope)                                               1948

Lawrence L. Buell                   Certified Public Accountant and Member, Indiana House of
                                    Representatives                                                           1934

Stanley E. Hunt                     Retired  1)                                                               1930

Allen E. Rosenberg                  President of the General Partner                                          1935

Allen E. Rosenberg II               Vice President and Assistant Treasurer of the General Partner  2)         1955

Donald J. Calabria                  Vice President, Treasurer and Secretary of the General Partner  3)        1939

Robert K. Bussell                   Vice President of the General Partner 4)                                  1961

1.       Mr. Hunt passed away in December, 2000.

2. Mr. Rosenberg II became Assistant Treasurer of the General Partner in 1987 and Vice President and a Director in 1997.

3. Mr. Calabria became Vice President & CFO, Treasurer and Secretary of the General Partner in 1997. He had been Vice President and CFO of Natare Corp from 1992 to 1995 and Treasurer and CFO of The Beta Group from 1995 to 1996.

4. Mr. Bussell became Director of Sales and Marketing in 1994 and was elected as Vice President of the General Partner in 1999.

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

         SECTION 16(a): BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's Directors, executive officers and persons who beneficially own more than 10 percent of the Partnership's Limited Partner Units to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of the Partnership's Limited Partner Units and other equity securities. On the basis of reports and representations submitted by the General Partner's Directors, executive officers, and greater-than-ten-percent owners, the Partnership believes that all required Section 16(a) filings for 2000 were timely made.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

Compensation of Executive Officers

         The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed $100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 2000,1999 and 1998.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                   Name and
              Principal Position                Year      Salary       Bonus
              ------------------                ----      ------       -----

Allen E. Rosenberg                              2000     $250,000    $171,772
     President, Director of                     1999      234,884     154,026
     the General Partner                        1998      200,000     148,541

Allen E. Rosenberg II                           2000     $110,000    $ 89,450
     Vice President, Assistant Treasurer        1999      114,231      80,000
     and Director of the General Partner        1998      110,000     100,000

Robert K. Bussell                               2000    $  60,000    $105,070
     Vice President of                          1999       62,308     116,925
     the General Partner                        1998       60,000      67,740

Donald J. Calabria                              2000    $  98,846   $  24,000
     Vice President, Chief Financial Officer,   1999       95,423      17,000
     Treasurer and Secretary of the             1998       81,742      12,000
     General Partner

Each Director except Messrs. Rosenberg and Rosenberg II receives an annual fee plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings. The annual fee was $6,500 in 2000. In addition to the fees received as a Director, Mr. Hunt received a quarterly retainer of $1,500 for providing consulting services to the Partnership.

Bonus Plans

         Allen E. Rosenberg is compensated under a plan whereby three percent of the proceeds or other revenues from sales of the Partnership's investment property have been paid to him for his stewardship of such property. The following payments were made pursuant to that plan:

                    Year                         Amount
                    ----                         ------
                    2000                         $ -0-
                    1999                           -0-
                    1998                        18,150


         In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual homesite sales and five percent of the Partnership's share of the income from The Marina I L.P. are paid to Mr. Rosenberg. The following payments were made pursuant to that plan:

                    Year                         Amount
                    ----                         ------
                    2000                        $171,772
                    1999                         154,026
                    1998                         130,391

         Allen E. Rosenberg II is compensated under a plan whereby 12 percent of the profit (before general and administrative expenses) will be paid to him for each residence built and sold at Sail Place. In addition, Mr. Rosenberg II will receive 50% of the net profit (before general and administrative expenses) on each custom home sold. Under this plan $89,450 and $80,000 were paid in 2000 and 1999 respectively. In 1998, $100,000 was paid as the minimum amount payable under the plan in that year.

         Robert K. Bussell is compensated under a plan whereby 1.5% of the sales value of homesites is paid for his role in promoting and completing those sales. In the case of the Weatherstone Sub-division .75% of sales value is paid. Such payments are reflected in the "Summary Compensation Table" as bonus.

Management Fees Paid to the General Partner

         In addition to bonuses that may be paid from the proceeds of sales of the Partnership's land or other revenues (see " Bonus Plans" above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $94,500 in 2000, which is equal to three percent of the Partnership's gross margin on marine operations, recreational facilities, and rental income. The management fee is not paid on revenues from land sales and investment income.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------- ----------

Security Ownership

         The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 23, 2001.

                                            Number of             Percent
                                      Limited Partner Units         Of
             Name                       Beneficially Owned         Class
             ----                       ------------------         -----

 Patrick J. Bruggeman                        15,600                 3.8%
 Allen E. Rosenberg                           8,971 1)              2.1%
 Allen E. Rosenberg II                        3,166 2)              0.8%
 All Directors and Officers of the
 General Partner as a Group (7 Persons)      27,737 3)              6.7%

1. Includes 8,036 Units owned by Mr. Rosenberg's wife and 935 owned by his daughter.

2.   Includes 3,166 Units owned by Mr. Rosenberg II's spouse and minor children.

3. Includes 12,137 Units owned by spouses or others as described in the above notes.

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

         As of March 23, 2001 the General Partner owns a 38.2 percent interest in the profits, losses, capital, and distributions of the Partnership, which percentage is equal to the General Partner percentage of the Common Stock of the Company owned directly by the Continuing Directors at the time the Company was reorganized into the Partnership plus the net Limited Partner Units subsequently acquired and converted into General Partner Units.

         Three of the Continuing Directors, in addition to Mr. Rosenberg II, are the current members of Board of Directors of the General Partner. The Directors of the General Partner manage and control the overall business and affairs of the General Partner and, consequently, those of the Partnership. The Directors of the General Partner are elected by the shareholders of the General Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners. Reflecting the additional conversion of Limited Partner Units in January 1998 by Mr. Rosenberg and Mr. Rosenberg II, ownership of the shares of the General Partner on March 23, 2001 is as set forth in the following table:


                                                            Percentage
                           Shareholder                       Ownership
                           -----------                       ---------


                   Allen E. Rosenberg                          47.9%

                   Patrick J. Bruggeman                        17.2%

                   Allen E. Rosenberg II                       16.0%

                   Estate of Stanley E. Hunt                    2.6%

                   Lawrence Buell                                .8%

                   Other children of Mr. Rosenberg             15.5%


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

         The Shareholders' Agreement also provides that, in the event of the death or disability of Allen E. Rosenberg, the majority shareholder of the General Partner, his shares of the General Partner will be voted by a committee consisting of four members, at least one of whom shall be a Director of the General Partner. The members of the voting committee are Mary Jo Rosenberg, Amy
E. Rosenberg, Rebecca J. Griffin, and Allen E. Rosenberg II. Vacancies on the voting committee will be filled by Allen E. Rosenberg, or, in the event of his death or disability, by a majority of the remaining members of the voting committee.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

         The required information is inapplicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.
         (a) (1)  Financial Statements:

         The following financial statements of the Partnership and The Marina I L.P. appear in Part II, Item 8.

         Independent Auditors' Report.

         Balance Sheets -- December 31, 2000 and 1999.

         Statements of Earnings -- Years Ended December 31, 2000, 1999 and 1998.

         Statements of Partners' Equity -- Years Ended December 31, 2000, 1999 and 1998.

         Statements  of Cash Flows -- Years Ended  December 31,  2000,  1999 and
         1998.

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

         a)(3)  Exhibits:
                --------

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

3.       Annual Report on Form 10-K filed by The Marina Limited Partnership for
         1993.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of 2000 by the Partnership.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 The Marina Limited Partnership


Date:  March 23, 2001            By: /s/ Allen E. Rosenberg
                                     ---------------------------
                                     Allen E. Rosenberg,
                                     President of The Marina II Corporation,
                                     the General Partner of The Marina
                                     Limited Partnership


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

                                     Capacity With
      Signature                   The General Partner             Date
      ---------                   -------------------             ----


-----------------------
Patrick J. Bruggeman        Director


/s/Lawrence L. Buell
--------------------
Lawrence L. Buell           Director                          March 23, 2001


/s/Allen E. Rosenberg       Director and President
---------------------
Allen E. Rosenberg          (Principal Executive Officer)     March 23, 2001


                            Director,
/s/Allen E. Rosenberg II    Vice President and
------------------------
Allen E. Rosenberg II       Assistant Treasurer               March 23, 2001


                            Vice President,
/s/Donald J. Calabria       Treasurer, and Secretary
---------------------
Donald J. Calabria          (Principal Financial Officer)     March 23, 2001

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               The Marina Limited Partnership


Date:  March 23, 2001          By:
                                  ---------------------------------------
                                   Allen E. Rosenberg,
                                   President of The Marina II Corporation,
                                   the General Partner of The Marina
                                   Limited Partnership


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

                                      Capacity With
       Signature                    The General Partner               Date
       ---------                    -------------------               ----

------------------------
Patrick J. Bruggeman           Director                          March 23, 2001

------------------------
Lawrence L. Buell              Director                          March 23, 2001

------------------------       Director and President
Allen E. Rosenberg             (Principal Executive Officer)     March 23, 2001

                               Director,
------------------------       Vice President and
Allen E. Rosenberg II          Assistant Treasurer               March 23, 2001

                               Vice President,
------------------------       Treasurer, and Secretary
Donald J. Calabria             (Principal Financial Officer)     March 23, 2001