Form 10-Q
period 2001-03-31
MARINA LIMITED PARTNERSHIP
filed 2001-05-15
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended: March 31, 2001 Commission File Number: 0-13174
      ---------------------------------- --------------------------------


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


                                YES X     NO
                                   ---

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.  Financial Statements (unaudited)

         A.  Balance Sheets - March 31, 2001, and December 31, 2000.      3

         B.  Statements of Earnings - Comparative three months ended
             March 31, 2001, and 2000.                                    4

         C.  Statements of Cash Flows - Comparative three months ended
             March 31, 2001, and 2000.                                    5

         D.  Note to Interim Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       8


PART II.  OTHER INFORMATION
---------------------------

          (The items of Part II are inapplicable or the answers thereto are negative and, accordingly, no reference is made to said items in this report.)


Signature                                                                 9

                         PART I - FINANCIAL INFORMATION
                         THE MARINA LIMITED PARTNERSHIP
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

    The financial information incorporated in this form reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                      March 31, 2001, and December 31, 2000
                                   (Unaudited)
        Assets                                          2001            2000
        ------                                          ----            ----

Cash and cash equivalents ......................   $  7,464,648    $  7,719,350
Receivables from homesite sales ................      1,187,722       1,056,586
Other receivables and assets ...................      2,142,386       1,333,457

Properties held for sale:
        Homes and homesites available for sale .      4,325,633       4,284,320
        Land and land improvements .............        959,816         935,198
                                                   ------------    ------------
                                                      5,284,449       5,219,518
                                                   ------------    ------------

Property and equipment:
        Marine and other, net ..................      2,538,157       2,588,625
        Recreational facilities, net ...........        445,653         453,375
        Commercial properties, net .............      1,919,699       1,962,558
                                                      ---------       ---------
                                                      4,903,509       5,004,323
                                                      ---------       ---------

Other investments:
        Marina I ...............................      3,876,595       3,428,350
        Investments in and Advances to
         Flatfork Creek Utility ................       (156,102)       (152,980)
                                                   ------------    ------------
                                                   $ 24,703,207    $ 23,608,604
                                                   ============    ============

        Liabilities and Partners' Equity

Accounts payable ...............................        669,470         705,514
Accrued bonuses ................................        134,532         133,023
Deferred revenues and sale deposits ............      1,016,200         252,547
                                                    -----------     -----------

                        Total Liabilities ......      1,820,202       1,091,084
                                                    -----------     -----------


Partners' equity:
        General partner ........................      8,764,612       8,624,873
        Limited partners .......................     14,118,393      13,892,647
                                                   ------------     -----------
                        Total partners' equity       22,883,005      22,517,520
                                                   ------------    ------------
                                                   $ 24,703,207    $ 23,608,604
                                                   ============    ============

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended March 31, 2001, and 2000
                                   (Unaudited)

                                                                              2001                     2000
                                                                              ----                     ----
Revenues:
        Homes and homesite sales ...............................          $ 1,530,221            $   373,000
        Marine operations ......................................              308,432                232,314
        Equity in earnings of investee companies ...............              445,124                130,746
        Interest income ........................................              122,996                157,605
        Rental income, net .....................................               44,111                 82,724
        Recreational facilities, net ...........................              (11,027)               (37,578)
        Miscellaneous ..........................................                2,053                    932
                                                                            ---------              ---------
                                                                            2,441,910                939,743
                                                                            ---------              ---------

Costs and expenses:
        Cost of homes and homesites sold and related expenses ..            1,340,183                254,278
        Marine operations ......................................              443,973                397,576
        General and administrative .............................              284,548                276,187
        Management fees paid to general partner ................                7,722                  6,064
                                                                          -----------            -----------

                                                                            2,076,426                934,105
                                                                          -----------            -----------

                           Net earnings ........................              365,484                  5,638

Net earnings attributable to general partner ...................              139,739                  2,155
                                                                          -----------            -----------

Net earnings attributable to limited partners ..................          $   225,745            $     3,483
                                                                          ===========            ===========

Weighted average number of limited partner units outstanding ...              416,715                416,715
                                                                          ===========            ===========

Net earnings per limited partner unit ..........................                $ .54            $      .008
                                                                          ===========            ===========

                        C. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 2001, and 2000
                                   (Unaudited)

                                                                         2001                   2000
                                                                         ----                   ----
Cash flows from operating activities:
        Net earnings .........................................      $   365,484             $     5,638

Adjustments to reconcile net earnings to net cash
 from operating activities:
        Depreciation of properties ...........................          131,065                 131,064
        Equity in earnings of investee companies .............         (445,124)               (130,746)
        Collection of receivables relating to prior years'
          homesite sales .....................................           27,864                  29,861
        Receivables on current year's homesite sales .........         (159,000)               (322,000)
        Changes in properties held for sale ..................          (64,931)               (505,231)
        Deferred revenues and sale deposits ..................          792,603                 559,822
        Change in operating assets and liabilities ...........         (843,462)               (783,206)
                                                                    -----------             -----------
Net cash (used) by
        operating activities .................................         (195,501)             (1,014,798)
                                                                    -----------             -----------

Cash flows from investing activities:
        Additions to marine property and equipment ...........          (27,941)                 (1,728)
        Additions to other property and equipment ............           (2,310)                    -0-
                                                                    -----------             -----------
        Net cash (used) by investing activities ..............          (30,251)                 (1,728)
                                                                    -----------             -----------

        Net (decrease) in cash and cash equivalents ..........         (225,752)             (1,016,526)

Cash and cash equivalents at beginning of period .............        7,719,350               8,527,375
                                                                    -----------             -----------

Cash and cash equivalents at end of period ...................      $ 7,493,598             $ 7,510,849
                                                                    ===========             ===========

                        D. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



Note (1) Basis of Presentation

      A summary of significant accounting policies used by The Marina Limited Partnership is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000 Annual Report Form 10-K.

      The interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

      The interim financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      Certain balances in 2000 have been reclassified to conform to 2001 classifications.



Note (2) Segment Information

      The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for the periods ended March 31, 2001 and 2000 is as follows (in thousands):


                                                           2001        2000
                                                           ----        ----
          Revenues:
            Homes and homesites                         $ 1,530          373
            Equity in earnings of investee company          445          131
                                                          -----        -----
                                                          1,975          504


            Marine operations                               308          232
            Other                                           159          204
                                                          -----        -----

                                                        $ 2,442          940
                                                        =======       ======

          Operating income:
            Homes and homesites sales, including
             equity in earnings of investee company     $   635          250
            Marine operations                              (135)        (166)
            Other                                           159          204
            Administration                                 (293)        (282)
                                                         ------       ------

                                                        $   366            6
                                                        =======        =====

          Assets:
            Homes and homesites sales, including
             investment in investee company             $10,440        8,858
            Marine operations                             4,551        4,435
            Cash                                          7,465        7,500
            Other                                         2,247        2,791
                                                         ------        -----

                                                        $24,703       23,584
                                                        =======       ======

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED March 31, 2001 AND 2000.

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

    Homesite Sales

       During the three month periods ended March 31, 2001 and 2000, the Partnership sold homesites as follows:

                                                      Morse
                  Bridgewater      Canal Place      Overlook      Total

      2001            0                 1               1           2
      ----
      2000            1                 0               1           2
      ----



       The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites. During the three months ended March 31, 2001, and 2000, Marina I sold homesites as follows:

                              For The Periods Ended
                                    March 31

                       2001                              16
                                                         ---
                       2000                               7
                       ----                              ---

    Results of Operations
    Three Months ended March 31
    2001 Compared to 2000.
    -------------------------
       Net earnings increased in 2001 from 2000 primarily as a result of increased equity earnings from Marina I of $302,000 and an increase in home and homesite earnings of $71,000.

       Earnings from home and homesite sales were $190,000 in 2001, which compares to $119,000 in 2000, primarily as a result of the closing of more home sales in 2001 as compared to 2000.

       The Partnership recognized $448,000 as its share of the earnings from Marina I in 2001, compared to $146,000 in 2000, resulting from homesite sales of $1,431,000 in 2001 as compared to $467,000 in 2000.

    Other receivables and assets are higher on March 31, 2001 compared to December 31, 2000 due to the seasonal increase in inventory of new boats.

       As of March 31, 2001, the Partnership collected $920,000 of advance dock rental toward the 2001 boating season. This is compared to $674,000 collected as of March 31, 2000. The rental payments are deferred when received and recognized as earned during the April through September boating season.

       On April 5, 2001, the Partnership made a cash distribution to the partners of record on March 23, 2001, of $5.50 per unit of partnership interest, for a total of $3,711,000. This compares to a cash distribution of $5.50 per partnership unit on April 5, 2000.






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






DATE: May 15, 2001