Form 10-Q
period 2001-06-30
MARINA LIMITED PARTNERSHIP
filed 2001-08-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended: June 30, 2001            Commission File Number: 0-13174
    --------------------------------            -------------------------------


                         THE MARINA LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)



                Indiana                                  35-1689935
                -------                                  ----------
        (State or other jurisdiction of         (I.R.S. Employer Identification
         incorporation or organization)                    Number)


       11691 Fall Creek Road, Indianapolis, IN             46256
       ---------------------------------------             -----
      (Address of principal executive offices)           (Zip Code)



  Registrant's telephone number, including area code:   (317) 845-0270
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

                                    YES X NO

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (unaudited)

         A.       Balance Sheets - June 30, 2001, and December 31, 2000     3

         B.       Statements of Earnings - Comparative three months ended   4
                  June 30, 2001, and 2000

         C.       Statements of Earnings - Comparative six months ended     5
                  June 30, 2001, and 2000

         D.       Statements of Cash Flows- Comparative six months ended    6
                  June 30, 2001, and 2000

         E.       Note to Interim Financial Statements                      7


Item 2.  Management's Discussion and Analysis of Financial                  8
                  Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        10


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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                       June 30,2001, and December 31, 2000

        Assets                                        2001              2000
                                                   (Unaudited)
Cash and cash equivalents ....................    $  6,115,498     $  7,719,350
Receivables from homesite sales ..............       1,029,224        1,056,586
Other receivables and assets .................       1,795,955        1,333,457

Properties held for sale:
        Homes and homesites available
          for sale ...........................       4,628,350        4,284,320
        Land and land improvements ...........         991,922          935,198
                                                     ---------        ---------
                                                     5,620,272        5,219,518
                                                     ---------        ---------
Property and equipment:
        Marine and other, net ................       2,469,394        2,588,625
        Recreational facilities, net .........         437,931          453,375
        Commercial properties, net ...........       1,876,841        1,962,558
                                                     ---------        ---------
                                                     4,784,166        5,004,323
                                                     ---------        ---------

Other investments:
        Marina I .............................       3,080,593        3,428,350
        Investments in and Advances to
         Flatfork Creek Utility ..............        (141,882)        (152,980)
                                                  ------------     ------------
                                                  $ 22,283,826     $ 23,608,604
                                                  ============     ============

        Liabilities and Partners' Equity

Accounts payable .............................    $    568,543     $    705,514
Accrued bonuses ..............................         172,424          133,023
Deferred revenues and sale deposits ..........         767,908          252,547
                                                     ---------        ---------

                Total Liabilities ............       1,508,875        1,091,084
                                                     ---------        ---------


Partners' equity:
        General partner ......................       7,958,620        8,624,873
        Limited partners .....................      12,816,331       13,892,647
                                                    ----------       ----------

                Total partners' equity .......      20,774,951       22,517,520
                                                    ----------       ----------
                                                  $ 22,283,826     $ 23,608,604
                                                   ===========      ===========

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                   Three Months Ended June 30, 2001, and 2000
                                   (Unaudited)


                                                       2001           2000
Revenues:
        Homes and homesite sales ...............   $  376,245      $2,889,231
        Marine operations ......................    2,496,454       2,555,564
        Equity in earnings of investee
         companies .............................      770,989         459,782
        Interest income ........................       76,293         114,339
        Rental income, net .....................       40,569          69,093
        Recreational facilities, net ...........       45,626          72,617
        Gain on sale of commercial property ....      153,118              --
                                                    ---------      ----------
                                                    3,959,294       6,160,626
                                                    ---------       ---------

Costs and expenses:
        Cost of homes and homesites sold
         and related expenses ..................      299,617       1,985,545
        Marine operations ......................    1,687,010       1,841,513
        General and administrative .............      328,302         298,500
        Management fees paid to general partner        41,749          41,205
                                                    ---------       ---------
                                                    2,356,678       4,166,763
                                                    ---------       ---------

                           Net earnings ........    1,602,616       1,993,863

Net earnings attributable to general partner ...      613,503         762,332
                                                    ---------       ---------

Net earnings attributable to limited partners ..   $  991,100      $1,231,531
                                                   ==========      ==========

Weighted average number of limited partner units
  outstanding ..................................      416,715         416,715
                                                   ==========      ==========

Net earnings per limited partner unit ..........   $     2.38      $     2.96
                                                   ==========      ==========

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                    Six Months Ended June 30, 2001, and 2000
                                   (Unaudited)


                                                           2001          2000
Revenues:
        Homes and homesite sales ...................    $1,932,706    $3,262,231
        Marine operations ..........................     2,804,886     2,787,878
        Equity in earnings of investee companies ...     1,216,113       590,528
        Interest income ............................       199,289       271,943
        Rental income, net .........................        58,441       151,817
        Recreational facilities, net ...............        34,599        35,038
        Gain on sale of commercial property ........       153,118            --
                                                         ---------    ----------
                                                         6,399,152     7,099,435
                                                         ---------    ----------
Costs and expenses:
        Cost of homes and homesites sold and
         related expenses ..........................     1,639,802     2,239,824
        Marine operations ..........................     2,130,981     2,239,089
        General and administrative .................       610,798       573,752
        Management fees paid to general partner ....        49,471        47,269
                                                         ---------    ----------
                                                         4,431,052     5,099,934
                                                         ---------     ---------

                           Net earnings ............     1,968,100     1,999,501

Net earnings attributable to general partner .......       752,483       764,488
                                                         ---------     ---------

Net earnings attributable to limited partners ......    $1,215,617    $1,235,013
                                                        ==========    ==========

Weighted average number of limited partner units
 outstanding .......................................       416,715       416,715
                                                        ==========    ==========

Net earnings per limited partner unit ..............    $     2.92    $     2.96
                                                        ==========    ==========

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six Months Ended June 30, 2001, and 2000
                                   (Unaudited)

                                                                                      2001           2000
Cash flows from operating activities:
        Net earnings ..........................................................   $ 1,968,100    $ 1,999,501

Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
        Depreciation of properties ............................................       262,129        262,129
        Equity in earnings of investee companies ..............................    (1,216,113)      (590,528)
        Collection of receivables relating to prior years' homesite sales .....       299,674         44,550
        Receivables on current year's homesite sales ..........................      (272,312)      (518,859)
        Gain in sales of land held for investment and commercial property .....      (153,118)          --
        Change in properties held for sale ....................................      (427,636)    (1,227,604)
        Deferred revenues and sale deposits ...................................       515,361        501,736
        Change in operating assets and liabilities .......................... .      (560,068)      (854,364)
                                                                                   ----------     ----------
Net cash provided (used) by
        operating activities ..................................................       416,017       (383,439)
                                                                                   ----------     ----------

Cash flows from investing activities:
        Distributions received from Marina I ..................................     1,552,772      1,023,213
        Repayment of advances to Flatfork Creek Utilities .....................          --          600,000
        Additions to marine property and equipment ............................       (30,343)        (5,893)
        Additions to other property and equipment .............................       (11,629)        (1,114)
        Proceeds from sales of land held for investment and commercial property       180,000           --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,690,800      1,616,206
                                                                                  -----------    -----------
       Cash flows from financing activities:
       Distribution to partners ...............................................    (3,710,669)    (3,710,669)
                                                                                  -----------    -----------
        Net cash used in financing activities .................................    (3,710,669)    (3,710,669)
                                                                                  -----------    -----------
        Net increase (decrease) in cash and cash equivalents ..................    (1,603,852)    (2,477,902)
Cash and cash equivalents at beginning of period ..............................     7,719,350      8,527,375
                                                                                  -----------    -----------

Cash and cash equivalents at end of period ....................................   $ 6,115,498    $ 6,049,473
                                                                                  ===========    ===========



                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
                Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



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

     The interim financial statements at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note (2) Segment Information


     The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for the periods ended June 30, 2001 and 2000 is as follows (in thousands):

                                                                             Three Months                         Six Months
Revenues:                                                               2001              2000              2001              2000
  Homes and homesites ......................................          $   376           $ 2,889           $ 1,933           $ 3,262
  Equity in earnings of investee company ...................              771               460             1,216               591
                                                                       ------            ------            ------             -----
                                                                        1,147             3,349             3,149             3,853

  Marine operations ........................................            2,496             2,566             2,805             2,788
  Other ....................................................              316               256               445               458
                                                                       ------            ------            ------             -----

                                                                      $ 3,959           $ 6,161           $ 6,399           $ 7,099
                                                                      =======           =======           =======           =======

Operating income:
  Homes and homesites sales, including
    equity in earnings of investee company .................          $   848           $ 1,364           $ 1,509           $ 1,613
  Marine operations ........................................              809               714               674               550
  Other ....................................................              316               256               445               458
  Administration ...........................................             (370)             (340)             (660)             (621)
                                                                       ------            ------            ------             -----

                                                                      $ 1,603           $ 1,994           $ 1,968           $ 2,000
                                                                      =======           =======           =======           =======

Assets:
  Homes and homesites sales, including
     investment in investee company ........................                                              $ 7,839           $ 7,271
  Marine operations ........................................                                                3,688             3,548
  Cash .....................................................                                                6,115             6,039
  Other ....................................................                                                4,642             4,876
                                                                                                          -------           -------

                                                                                                          $22,284           $21,734
                                                                                                          =======           =======

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000.

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

Homesite Sales

     During the three and six month periods ended June 30, 2001 and 2000, the Partnership sold homesites as follows:

                                   Three Months              Six Months
                                  2001      2000            2001     2000
        Bridgewater                 0         1               0        2
        Canal Place                 2         0               3        0
        Morse Overlook              1         1               2        4
                                   --        --              --       --
                                    3         2               5        6
                                   ==        ==              ==       ==

     The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites. During the three and six month periods ended June 30, 2001 and 2000, Marina I sold homesites as follows:

                                            For The Period Ended
                                                   June 30
                                           2001                2000
        Three Months                        11                  14
                                            ==                  ==
        Six Months                          27                  21
                                            ==                  ==

Results of Operations
Six Months ended June 30, 2001 Compared to 2000.
     Net earnings decreased by $31,000 in 2001 from 2000. This was primarily the result of increased equity earnings from Marina I of $601,000 offset by a decrease in earnings from homes and homesite sales of $730,000 by the Partnership. A decrease of $93,000 was experienced between 2001 and 2000 from leasing operations and an increase in gain on sale of investment property in 2001 from 2000 of $153,000.

     The increase in earnings from homes and homesite sales by Marina I is due to an increase in revenues from homesite sales resulting in the Partnerships share in earnings increasing to $1,205,000 in 2001 from $604,000 in 2000.

     The increase in earnings from marine operations is primarily a result of the return to normal water levels in the early season. This is offset by a reduction in earnings from boat sales of $50,000 in 2001 as compared to 2000.

     As of June 30, 2001, the Partnership had $590,000 of unamortized advance dock rentals toward the 2001 boating season. This is compared to $506,000 as of June 30, 2000. Such rental payments are deferred when received and recognized as earned during the April to September boating season.

     Other receivables and assets were higher on June 30, 2001 compared to December 31, 2000 due to seasonal increase in inventory of new and used boats.

     On April 5, 2001, the Partnership made a cash distribution to the partners of record on March 23, 2001, of $5.50 per unit of partnership interest, for a total of $3,711,000. This compares to a cash distribution of $5.50 per partnership unit on April 5, 2000.


Three Months ended June 30, 2001  Compared to 2000
     Net earnings decreased by $391,000 in 2001 from 2000. This was primarily the result of decreased earnings from homes and homesite sales of $827,000 by the Partnership. The decrease was offset by an increase in earnings from marine operations of $95,000, an increase in equity earnings of $299,000 from Marina I and an increase in gain on sale of investment property in 2001 from 2000 of $153,000.

     The Partnership recognized $757,000 as its share of the earnings from Marina I in 2001, compared to $458,000 in 2000.

     Factors leading to these changes in earnings during the second quarter of 2001 compared to 2000 are substantially as discussed related to the six months ended June 30, 2001.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                                           THE MARINA LIMITED PARTNERSHIP
                                                                  (Registrant)



                                           By:   /s/ Donald J. Calabria
                                                 ----------------------------
                                                 Donald J. Calabria
                                                 Vice President and
                                                 Chief Financial Officer
                                                 The Marina II Corporation
                                                 General Partner of
                                                 The Marina Limited Partnership






DATE: August 14, 2001