Form 10-Q
period 2001-09-30
MARINA LIMITED PARTNERSHIP
filed 2001-11-14
CIK 803605

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended: September 30, 2001 Commission File Number: 0-13174
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


                                    YES X NO
                                      --- -

                         THE MARINA LIMITED PARTNERSHIP

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements (unaudited)

     A.  Balance Sheets - September 30, 2001, and December 31, 2000        3

     B.  Statements of Earnings - Comparative three months ended           4
         September 30, 2001, and 2000

     C.  Statements of Earnings - Comparative nine months ended            5
         September 30, 2001, and 2000

     D.  Statements of Cash Flows- Comparative nine months ended           6
         September 30, 2001, and 2000

     E.  Notes to Interim Financial Statements                           7&8


Item 2.  Management's Discussion and Analysis of Financial              9&10
                  Condition and Results of Operations

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

                        A. THE MARINA LIMITED PARTNERSHIP
                                 Balance Sheets
                    September 30,2001, and December 31, 2000

        Assets                                         2001             2000
        ------                                         ----             ----
                                                    (Unaudited)
Cash and cash equivalents ....................    $  6,361,384     $  7,719,350
Receivables from homesite sales ..............       1,259,530        1,056,586
Other receivables and assets .................       1,499,930        1,333,457

Properties held for sale:
    Homes and homesites available for sale ...       5,042,998        4,284,320
    Land and land improvements ...............       1,031,460          935,198
                                                  ------------     ------------
                                                     6,074,458        5,219,518
                                                  ------------     ------------

Property and equipment:
    Marine and other, net ....................       2,532,613        2,588,625
    Recreational facilities, net .............         433,875          453,375
    Commercial properties, net ...............       1,833,982        1,962,558
                                                  ------------     ------------
                                                     4,800,470        5,004,323
                                                  ------------     ------------

Other investments:
    Marina I .................................       3,625,096        3,428,350
    Investments in and Advances to
     Flatfork Creek Utility ..................        (137,863)        (152,980)
                                                  ------------     ------------
                                                  $ 23,483,005     $ 23,608,604
                                                  ============     ============

        Liabilities and Partners' Equity

Accounts payable .............................    $    577,669     $    705,514
Accrued bonuses ..............................         297,657          133,023
Deferred revenues and sale deposits ..........         290,194          252,547
                                                  ------------     ------------

                  Total Liabilities ..........       1,165,520        1,091,084
                                                  ------------     ------------


Partners' equity:
    General partner ..........................       8,548,392        8,624,873
    Limited partners .........................      13,769,093       13,892,647
                                                  ------------     ------------
                  Total partners' equity .....      22,317,485       22,517,520
                                                  ------------     ------------
                                                  $ 23,483,005     $ 23,608,604
                                                  ============     ============

                        B. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Three Months Ended September 30, 2001, and 2000
                                   (Unaudited)


                                                            2001          2000
                                                            ----          ----
Revenues:
    Homes and homesite sales .......................    $  940,245    $  944,755
    Marine operations ..............................     1,959,747     1,652,261
    Equity in earnings of investee companies .......       548,523       882,337
    Interest income ................................        82,580       106,120
    Rental income, net .............................        77,047        84,370
    Recreational facilities, net ...................        30,095        63,603
                                                         ---------     ---------

                                                         3,638,237     3,733,446
                                                         ---------     ---------

Costs and expenses:
    Cost of homes and homesites sold and
     related expenses ..............................       503,296       709,728
    Marine operations ..............................     1,260,863     1,043,771
    General and administrative .....................       293,657       309,594
    Management fees paid to general partner ........        37,887        35,771
                                                         ---------    ----------
                                                         2,095,703     2,098,864
                                                         ---------     ---------

                           Net earnings ............     1,542,534     1,634,583

Net earnings attributable to general partner .......       589,772       624,966
                                                        ----------    ----------

Net earnings attributable to limited partners ......    $  952,762    $1,009,617
                                                        ==========    ==========

Weighted average number of limited partner units
  outstanding ......................................      1,389.05      1,389.05
                                                        ==========    ==========

Net earnings per limited partner unit ..............    $   685.91    $   726.84
                                                        ==========    ==========

                        C. THE MARINA LIMITED PARTNERSHIP

                             Statements of Earnings
                 Nine Months Ended September 30, 2001, and 2000
                                   (Unaudited)


                                                          2001           2000
                                                          ----           ----
Revenues:
    Homes and homesite sales .....................    $ 2,872,951    $ 4,206,986
    Marine operations ............................      4,764,633      4,440,139
    Equity in earnings of investee companies .....      1,764,635      1,472,864
    Interest income ..............................        280,765        378,063
    Rental income, net ...........................        135,145        236,187
    Recreational facilities, net .................         64,694         98,642
    Gain on sale of commercial property ..........        153,118             -
                                                      -----------    -----------
                                                       10,035,941     10,832,881
                                                      -----------    -----------

Costs and expenses:
    Cost of homes and homesites sold
     and related expenses ........................      2,144,743      2,949,550
    Marine operations ............................      3,388,550      3,282,859
    General and administrative ...................        904,656        883,350
    Management fees paid to general partner ......         87,358         83,039
                                                      -----------    -----------
                                                        6,525,307      7,198,798
                                                      -----------    -----------

                           Net earnings ..........      3,510,634      3,634,083

Net earnings attributable to general partner .....      1,342,255      1,389,454
                                                      -----------    -----------

Net earnings attributable to limited partners ....    $ 2,168,379    $ 2,244,629
                                                      ===========    ===========

Weighted average number of limited partner
 units outstanding ...............................       1,389.05       1,389.05
                                                      ===========    ===========

Net earnings per limited partner unit ............    $  1,561.05    $  1,615.87
                                                      ===========    ===========

                        D. THE MARINA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                 Nine Months Ended September 30, 2001, and 2000
                                   (Unaudited)

                                                                                           2001                 2000
                                                                                           ----                 ----
Cash flows from operating activities:
        Net earnings .............................................................     $ 3,510,634          $ 3,634,083

Adjustments to reconcile net earnings to net cash provided (used)
 by operating activities:
        Depreciation of properties ...............................................         393,193              393,193
        Equity in earnings of investee companies .................................      (1,764,635)          (1,472,864)
        Collection of receivables relating to prior years' homesite sales ........         367,754               57,473
        Receivables on current year's homesite sales .............................        (570,698)            (578,822)
        Gain in sales of land held for investment and commercial property ........        (153,118)                --
        Change in properties held for sale .......................................        (881,822)          (1,830,117)
        Deferred revenues and sale deposits ......................................          37,647               97,660
        Change in operating assets and liabilities ...............................        (129,684)            (590,376)
                                                                                       -----------          -----------
Net cash provided (used) by
        operating activities .....................................................         809,271             (289,770)
                                                                                       -----------          -----------

Cash flows from investing activities:
        Distributions received from Marina I .....................................       1,552,772            1,023,213
        Repayment of advances to Flatfork Creek Utilities ........................            --                600,000
        Additions to marine property and equipment ...............................        (174,264)              (8,297)
        Additions to other property and equipment ................................         (15,076)              (1,114)
        Proceeds from sales of land held for investment
         and commercial property .................................................         180,000                 --
                                                                                         ---------            ---------
        Net cash provided by investing activities ................................       1,543,432            1,613,802
                                                                                         ---------            ---------

Cash flows from financing activities:
        Distribution to partners .................................................      (3,710,669)          (3,710,669)
                                                                                        ----------           ----------
        Net cash used in financing activities ....................................      (3,710,669)          (3,710,669)
                                                                                        ----------           ----------
Net increase (decrease) in cash and cash equivalents .............................      (1,357,966)          (2,386,983)

Cash and cash equivalents at beginning of period .................................       7,719,350            8,527,375
                                                                                       -----------          -----------

Cash and cash equivalents at end of period .......................................     $ 6,361,384          $ 6,140,392
                                                                                       ===========          ===========

                        E. THE MARINA LIMITED PARTNERSHIP

                      Note to Interim Financial Statements
             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)



Note (1) Basis of Presentation

      A summary of significant accounting policies used by The Marina Limited Partnership is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000 Annual Report Form 10-K.

      The interim financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

      The interim financial statements at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note (2) Reverse Unit Split

      On September 7, 2001 a Limited Partners (LP's) meeting was held to vote on a proposed reverse unit split as detailed in a Proxy Statement dated August 8, 2001. Such proposal was adopted with approximately 80% of the LP units voting. Approximately 76% of the outstanding units voted in favor of the proposal. See the August 8, 2001 Proxy Statement for details of the proposal. During October 2001 this reverse split was completed with the Partnership purchasing 20,114 units; which is net of units purchased by LP's to round up to the minimum 300 old units. Subsequent to the completion of this transaction, Limited Partner units outstanding were reduced to 1,321.94 units held by 190 Limited Partners. All units and per unit amounts in the Statements of Earnings for the Three and Nine Months ended September 30, 2001, and 2000 have been adjusted to reflect the Partnership's 300 for 1 reverse unit split completed in October 2001.

Note (3) Segment Information


      The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for the periods ended September 30, 2001 and 2000 is as follows (in thousands):

                                                                                 Three Months                     Nine Months
Revenues:                                                                  2001             2000             2001             2000
                                                                           ----             ----             ----             ----
  Homes and homesites ..........................................        $    940         $    945         $  2,873         $  4,207
  Equity in earnings of investee company .......................             549              882            1,765         $  1,473


  Marine operations ............................................           1,960            1,652            4,765            4,440
  Other ........................................................             189              254              633              713
                                                                        --------         --------         --------         --------
                                                                        $  3,638         $  3,733         $ 10,036         $ 10,833
                                                                        ========         ========         ========         ========


Operating income:
  Homes and homesites sales, including equity in
     earnings of investee company ..............................             986            1,117            2,493            2,730
  Marine operations ............................................             699              608            1,376            1,157
  Other ........................................................             190              255              592              672
Administration .................................................            (332)            (345)            (950)            (925)
                                                                        --------         --------         --------         --------
                                                                           1,543            1,635            3,511            3,634
                                                                        ========         ========         ========         ========


Assets:
  Homes and homesites sales, including
     investment in investee company                                                                         10,398            9,066
  Marine operations                                                                                          4,627            4,412
  Cash                                                                                                       6,361            6,130
  Other                                                                                                      2,097            3,370
                                                                                                         ---------       ----------
                                                                                                            23,483           22,978
                                                                                                         =========       ==========

ITEM 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
      2001 AND 2000.

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

      Approval of Reverse Unit Split Proposal by Limited Partners

         On September 7, 2001 a Limited Partners (LP's) meeting was held to vote on a proposed reverse unit split as detailed in a Proxy Statement dated August 8, 2001. Such proposal was adopted with approximately 80% of the LP units voting. Approximately 76% of the outstanding units voted in favor of the proposal. See the August 8, 2001 Proxy Statement for details of the proposal. During October 2001 this reverse split was completed with the Partnership purchasing 20,114 units; which is net of units purchased by LP's to round up to the minimum 300 old units. Subsequent to the completion of this transaction, Limited Partner units outstanding were reduced to 1,321.94 units held by 190 Limited
      Partners. All units and per unit amounts in the Statements of Earnings for the Three and Nine Months ended September 30, 2001, and 2000 have been adjusted to reflect the Partnership's 300 for 1 reverse unit split completed in October 2001.

      Homesite Sales

          During the three and nine month periods ended September 30, 2001 and 2000, the Partnership sold homesites as follows:

                                      Three Months              Nine Months
                                      ------------              -----------
                                      2001      2000           2001      2000
                                      ----      ----           ----      ----
            Bridgewater                0         1              0          3
            Canal Place                4         1              7          1
            Morse Overlook             3         2              5          6
                                      ---       ---            ---        ---
                                       7         4             12         10
                                      ===       ===            ===        ===


            The Partnership is the general partner of Marina I LP ("Marina I"), which also develops homesites. During the three and nine month periods ended September 30, 2001 and 2000, Marina I sold homesites as follows:

                                              For The Period Ended
                                                  September 30
                                              2001            2000
                                              ----            ----
                 Three Months                  12              21
                                               ==              ==
                 Nine Months                   39              42
                                               ==              ==

         Results of Operations
         Nine Months ended September 30, 2001 Compared to 2000.
         Net earnings decreased by $123,000 in 2001 from 2000. This was primarily the result of a decrease in earnings from homes and homesite sales of $529,000, a decrease of $101,000 from leasing operations and a decrease in interest earnings of $97,000. These decreases were partially offset by increased equity earnings from Marina I of $268,000, increased earnings from Marine Operations of $219,000 and an increase in gain on sale of investment property in 2001 from 2000 of $153,000.

         The increase in earnings from homes and homesite sales by Marina I is due to an increase in revenues from homesite sales resulting in the Partnership's share in earnings increasing to $1,765,000 in 2001 from $1,473,000 in 2000.

         The increase in earnings from marine operations is primarily a result of the return to normal water levels in the early season. This is offset by a reduction in earnings from boat sales of $70,000 in 2001 as compared to 2000.

         The decline in interest earnings is the result of slightly lower average investment cash levels combined with lower interest earnings rates during 2001.

         On April 5, 2001, the Partnership made a cash distribution to the partners of record on March 23, 2001, of $5.50 per unit of partnership interest, for a total of $3,711,000. This compares to a cash distribution of $5.50 per partnership unit on April 5, 2000.

         Three Months ended September 30, 2001  Compared to 2000
         Net earnings decreased by $92,000 in 2001 from 2000. This was primarily the result of a decrease in equity earnings of $332,000 from Marina I offset by an increase in earnings from marine operations of $90,000 and an increase in earnings from homes and homesite sales of $202,000 by the Partnership.

         The Partnership recognized $548,000 as its share of the earnings from Marina I in 2001, compared to $877,000 in 2000.

         Factors leading to these changes in earnings during the third quarter of 2001 compared to 2000 are substantially as discussed related to the nine months ended September 30, 2001.

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






DATE: November 13, 2001