Form 10-K
period 2001-12-31
MARINA LIMITED PARTNERSHIP
filed 2002-03-28
CIK 803605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-13174
                         THE MARINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                   INDIANA                                35-1689935
         (State or other jurisdiction            ----------------------------
                      of                              (I.R.S. Employer
         incorporation or organization)              Identification No.)

      11691 Fall Creek Road, Indianapolis, IN                  46256
   ------------------------------------------------        ------------
       (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code (317) 845-0270
                                                      --------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

         The aggregate market value of the Limited Partner Units held by non-affiliates of the registrant, based upon the average bid prices of such units during the 60 day period ended March 22, 2002, and assuming solely for urposes of this calculation that all executive officers and Directors of the registrant are affiliates, was approximately $12,586,000. The source of the bid quotation is the matching service made available by the Registrant.

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

         Effective September 7, 2001, the holders of Limited Partner Units (the "Limited Partners") approved a proposal to amend the Agreement of Limited Partnership of The Marina Limited Partnership (the "Partnership Agreement") to reduce the number of authorized Units to effect a reverse unit split in which one new Unit was exchanged for every 300 old Units issued and outstanding. Limited Partners who owned less than 300 old Units received from the Partnership $40.00 for each old Unit, unless a Limited Partner elected to round up by purchasing a fractional new Unit at $40.00 per 1/300 fractional new Unit sufficiently to receive a whole new Unit.

         The effect of the reverse unit split was to reduce the number of Limited Partners below 300, thereby enabling the Partnership to terminate registration of the Limited Partner Units under, and be relieved of, the periodic reporting, proxy solicitation and other informational requirements of, the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Following the approval of the reverse unit split, and giving effect to the Limited Partners who elected to round up by purchasing a fractional new Unit sufficiently to receive a whole new Unit, the number of Limited Partners was reduced to 189. As a result, the Partnership filed the appropriate certification with the Securities and Exchange Commission ("SEC") to terminate registration of the Limited Partner Units under the Exchange Act, effective November 15, 2001. After the filing and dissemination of this annual report on Form 10-K for the fiscal year ended December 31, 2001, the Partnership will no longer file Form 10-K, Form 10-Q or other reports with the SEC. Limited Partners will no longer receive informational material such as this annual report in its present format; however, pursuant to the Partnership Agreement, the Partnership will continue to send audited annual financial statements to the Limited Partners.

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

Investment Real Estate

         On December 31, 2001, the Partnership owned approximately 306 acres of investment real estate. Approximately 259 acres of this investment real estate are adjacent to Geist Lake, and approximately 52 acres are adjacent to Morse Lake. Substantially all of the properties consist of partially wooded, gently rolling land adjacent to the lakes. Homes and homesite sales revenue accounted for 33 percent of the Partnership's revenues for 2001, 38 percent for 2000, and 41 percent for 1999. There were $530,000 in sales of investment land in 2001 and no sales of investment land in 2000.

         Geist Lake. Geist Lake is an artificially created reservoir located within 15 to 20 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 2001, the Partnership's investment real estate at Geist Lake consisted of approximately 259 acres, which are zoned either for single-family residential use, multi-family residential use, commercial use, recreational use, or agricultural use. Approximately 23 acres of the land at Geist Lake is being used for Geist Marina and Marina Village and approximately 10 acres is being used for the Geist Harbor Club facilities. See "Marine Operations" and "Investment Real Estate -- Commercial Development" below.

         Morse Lake. Morse Lake is an artificially created reservoir located within 25 to 30 miles driving distance of the downtown business district of Indianapolis, Indiana. On December 31, 2001, the Partnership's investment properties at Morse Lake consisted of approximately 47 acres zoned for single-family residential, commercial, and agricultural use. Approximately 18 acres of the land at Morse Lake is being used for the Morse Marina. See "Marine Operations" below.

         Residential Development. Bridgewater, located near Geist Marina, was the Partnership's first single-family project, which includes 81 homesites. The Partnership sold no homesites from Bridgewater in 2001. There were two homesites in inventory at December 31, 2001.

         The Marina I L.P., a joint venture, sold 35 homesites in Cambridge in 2001. See "Marina I" below. Marina I had 13 homesites remaining to be sold in Cambridge, of which nine are waterfront. When complete, Cambridge will include more than 450 homesites of which 339 have been developed. All of the homesites owned by the Partnership have been sold so that future homesite sales in Cambridge will be from Marina I.

         The Partnership has developed Morse Overlook, an upscale single-family homesite project located at Morse Lake. Morse Overlook is comprised of 50 homesites including 27 waterfront. In 2001, the Partnership sold six homesites from Morse Overlook, all of which were waterfront homesites. These sales generated homesite revenue of $1,250,000. At December 31, 2001, the Partnership had 16 homesites in inventory of which four were waterfront.

         The Partnership has developed Sail Place, a residential community at Geist Lake, which includes 30 homesites. The Partnership will build specially designed homes with smaller homesites and a unique package of services to appeal to a more mature customer. The Partnership will build all of the homes in Sail Place to better control placement and the design of each home. The Partnership sold one homesite with a home in 2001 for total revenue of $669,000. There are 20 homesites remaining in inventory.

         The Partnership has developed Canal Place, a new residential community in the Geist Lake area containing 81 homesites in the first section, including 17 owned by Marina I. Canal Place is a combination of waterfront, water access and off-water lots with an estimated total of 250 homesites. Homesites in the first section became available in the fall of 2000. The Partnership sold nine homesites in 2001 for total revenue of $689,000. Marina I sold two homesites from Canal Place in 2001.

         Marina I has developed Weatherstone, a new community in the Geist area containing 62 homesites. All homesites are off-water and are being sold to an upscale production builder who will provide homes in the upper price range for production homes, but below the price of the typical custom home. Marina I sold 18 homesites in Weatherstone in 2001. The builder acquires three homesites per month, which commenced in March 2000, until all homesites are sold. There were five homesites remaining in Weatherstone at December 31, 2001 which will be sold in 2002.

         The Partnership's current land ownership and the land owned by Marina I will take a number of years to develop and sell under reasonable market conditions. However, due to sand and gravel mining in Geist Lake and a stone mining operation on land by Irving Materials, Inc. ("Irving"), the availability of some of the land for residential development by Marina I may be delayed for six years or more. The Partnership may acquire additional land for development during this period to properly balance the mix of off-water homesites to waterfront homesites and to continue development until the balance of the Irving land is available. The Partnership expects to have a sufficient inventory of homesites for 2002. See "Investment Real Estate - Marina I", below.

         Homesite Financing Arrangements. The Partnership sells residential homesites for cash and/or mortgage. The Partnership finances homesite purchases, and requires a minimum down payment of 10% of the price of the homesite. The balance of the contract price, plus interest, is payable over seven years, although typically most contracts are paid in full within two years. When a homesite is sold to an individual purchaser on contract, a warranty deed is conveyed to the purchaser, and the purchasers execute an installment promissory note and a purchase money real estate mortgage to the Partnership. Interest rates on homesites sold on contract are 9% the first year, 10% in the second year, and 12% for the remainder.

         Investment Property. During 2001 the Partnership sold investment land for a total of $530,000 compared with no sales in 1999 and 2000.

         Marina Village. The Partnership operates a 21,000 square foot retail and office development known as Marina Village. This building includes 15,000 square feet of retail space and 6,000 square feet of office space, all of which has been leased except for 2,000 square feet which is the office of the Partnership. The Partnership realized $250,000 in rental income from Marina Village in 2001.

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

         The Partnership, as general partner, and Irving, as limited partner, received $2,579,000 and $2,509,000 cash, respectively, in distributions during 2001. Additionally, the Partnership recognized $2,277,000 in equity earnings from Marina I for the 55 homesites sold by Marina I and other related activities in 2001. See "Investment Real Estate -- Residential Development" above.

         Flatfork Creek Utility. The Partnership and Irving are each 50 percent shareholders of Flatfork Creek Utility, Inc., an Indiana corporation (the "Corporation.") The Corporation was formed to complete the construction of and operate the wastewater treatment plant and interceptor sewer lines to service land in the northeast Geist area. Construction of the interceptor sewer line and the first phase of the wastewater treatment plant was completed in 1994. The first phase of the plant will serve approximately 500 homes. The Corporation is subject to regulation by the Indiana Utility Regulatory Commission. The Corporation recorded $54,500 as income for 2001, of which the Partnership accounted for its share as an increase in its investment in the Corporation. There are ongoing discussions to sell the utility assets of Flatfork if future sewer service can be assured to the remaining Marina and Irving land. Based on current discussion, the sale if made will be for cash and future payments. There is no signed agreement to sell and any sale will be subject to regulatory approval.

Marine Operations

         The Partnership owns two marinas located at Geist and Morse Lakes. The marinas consist of approximately 1,200 boat docks, three public access boat launching ramps, and several storage and other buildings. The operating season for the marinas depends upon weather conditions, but is typically from the middle of April through the middle of October.

         Marine operations accounted for 42 percent of the Partnership's revenues in 2001, 41 percent in 2000, and 37 percent in 1999. The principal sources of revenues are from the rental of boat docks, boat launching fees, boat sales, service repair work and, to a lesser extent, from winter boat storage, and the sale of gasoline, boating supplies, boat docks and lifts, food items and miscellaneous services.

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

Employees

         The Partnership has approximately 32 full-time employees (most of whom are primarily engaged in marine operations) and a number of part-time employees who work on a seasonal basis. The General Partner is responsible for the management of the Partnership's affairs. There are four officers of the General Partner, all of whom devote full-time to activities of the General Partner and the Partnership.

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

         The Partnership continues to operate the matching service through which Limited Partners and interested buyers may buy and sell Limited Partner Units. In order to ensure the Partnership continues to be treated as a partnership for federal income tax purposes, the matching service strictly follows rules and regulations established by the Internal Revenue Service ("IRS"). To buy or sell under the matching service, a Limited Partner or potential buyer first contacts the Partnership in writing and expresses an interest to either (i) buy or sell at a certain price set by the person contacting the Partnership (a "nonfirm price quote"), or (ii) buy or sell without an accompanying price (a "nonbinding indication of interest"). Neither a nonfirm price quote nor a nonbinding indication of interest commits a person to buy or sell. The Partnership records the information on a quote sheet, including the number of units to be bought or sold if appropriate, and sends the person a copy of the quote. All information concerning quotes and indications of interest are made known to inquiring partners and by potential buyers. If a Limited Partner has expressed a desire to sell, the Partnership is required to wait at least 15 calendar days from the "contact date" (the date the Partnership receives written confirmation from the listing Limited Partner that Limited Partner Units are available for sale) before information is made available to potential buyers or to the seller.

         The closing of a sale may not occur less than 45 calendar days after the contact date, which is the minimum time period permitted for the closing of a sale pursuant to rules and regulations established by the IRS for partnership matching services. A seller may specify a time period after which the seller's information is removed from the list. In no event may the seller's information be made available to potential buyers after 120 days from the contact date. After the seller's information is removed from the matching service, the seller may not list with the matching service for at least 60 calendar days. A buyer may specify a time after which the buyer's information is removed from the list. The buyer's information will be deleted from the list after 120 days from the contact date, unless the buyer specifies a shorter time period. However, unlike a seller, a buyer may immediately enter another quote or indication of interest onto the list.

         The Partnership provides contact information and a transaction history to potential buyers and sellers. It is the responsibility of the potential buyer and seller to negotiate a sale. If a match is made between a buyer and seller, the Partnership is notified, and the Partnership sets the closing date in accordance with IRS rules and regulations. The exchange of the purchase price and the certificate representing the Limited Partner Units being sold is conducted by an escrow agent specified by the Partnership.

         The sum of the total number of Limited Partner Units that may be sold through the matching service in any calendar year in accordance with IRS rules and regulations is limited to ten percent of all the outstanding Limited Partner Units, or approximately 132.19 Units. If that limit is reached, the Partnership will halt sales through the matching service until the next year.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         No matter was submitted to a vote of security holders of the Partnership in the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS.

         Effective as of the close of business on December 19, 1997 the Partnership requested that the Limited Partner Units cease being listed on The NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol MRNCZ. The following table sets forth for 2000 and 2001 the representative high and low bid quotations of the Partnership's Limited Partner Units as reported through a matching service made available by the Partnership. Such bids have been restated to reflect the reverse unit split and represent non-binding indications of interest in buying and not a firm commitment to buy.

                             2000                             2001
                             ----                             ----
                        High             Low           High           Low
  Quarter Ended         Bid              Bid           Bid            Bid
  -------------         ---              ---           ---            ---
    March 31         $10,800.00      $10,800.00     $10,800.00     $9,600.00
     June 30          $9,750.00       $9,150.00      $9,600.00     $9,600.00
  September 30       $10,200.00      $10,200.00      $9,750.00     $9,300.00
   December 31       $10,800.00      $10,800.00      $9,750.00     $9,300.00

         There is no established public trading market for the Limited Partner Units. During the 60-day period that ended March 22, 2002, there were two bids to purchase at $10,200 per unit. It is anticipated that such bids will be revised downward once the Partnership makes an annual distribution. The source of the bid quotation is through a matching service made available by the Partnership, and such bids represent non-binding indications of interest in buying and not a firm commitment to buy.

         During 2001 there were 371 units traded through the matching service prior to the reverse split. IN ORDER TO COMPLY WITH THE FEDERAL TAX RULES, THE PARTNERSHIP WILL NOT RECOGNIZE A TRANSFER CONDUCTED OUTSIDE OF THE MATCHING SERVICE UNLESS SUCH TRANSFER MEETS A SPECIFIED EXCEPTION THAT WILL NOT ENDANGER THE PARTNERSHIP'S CONTINUED TREATMENT AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES (SEE ITEM 1 - TAXATION OF INTERESTS IN PUBLICLY TRADED PARTNERSHIPS). In such cases, the Partnership may at its option recognize such transfers.

         On March 22, 2002 there were approximately 187 record holders of Limited Partner Units of the Partnership.

         On each of April 5, 2001 and April 5, 2000, the Partnership made cash distributions of $1,650 respectively per unit as restated for the reverse unit split. No other cash distributions were made during 2001 and 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for each of the years in the five-year period ended December 31, 2001 are derived from the financial statements of the Partnership, which have been audited by KPMG LLP, independent certified public accountants. The financial statements for the years ended December 31, 2001, 2000 and 1999, and the auditors' report thereon, are included in Part II, Item 8.

                               (In thousands, except per unit or share amounts)
                                            Years Ended December 31

Selected Statement of Earnings Data:                2001          2000         1999        1998          1997
------------------------------------                ----          ----         ----        ----          ----
Homes and homesite sales                          $4,327        $4,552       $5,649      $4,222        $2,733
Marine revenues                                    5,336         4,919        5,106       4,784         3,791
Gain on  investment properties                       223             -           43         498           661
Equity in earnings of investee companies           2,304         1,865        2,005       1,032           992
Other revenues                                       575           765          841         862           726
Earnings before income taxes                       4,223         4,007        4,212       3,809         3,742
Net earnings                                       4,223         4,007        4,212       3,809         3,742
Earnings per unit                               1,895.19      1,781.65     1,873.02    1,692.53      1,662.93
Weighted average number of limited
   partner units outstanding                    1,368.40      1,389.05     1,389.05    1,390.48      1,579.82
Cash distribution per unit 1)                   1,650.00      1,650.00     1,155.00    1,050.00        975.00

Selected Balance Sheet Data:

Total assets                                     $23,580       $23,609       $22,981      $21,643     $20,038
Debt obligations                                     -             -             -            -          -
Partners' equity                                  22,225        22,518        22,221       20,607      19,178




1)       Cash distribution per unit has been calculated on the following basis:


                                    General         Limited
                                    Partner         Partner
                    Period           Units           Units
                    ------           -----           -----
                     2001            859.84         1,389.05

                     2000            859.84         1,389.05
                     1999            859.84         1,389.05
                     1998            859.84         1,390.61

                     1997            670.63         1,579.82

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

General
         The Partnership's principal sources of revenue in 2001 were consistent with 2000, and included revenue from homes and homesite sales, marine operations, equity in earnings of investee companies, and interest and rental income.

         The Partnership's primary sources of revenue were as follows:


                                            2001         2000        1999
                                            ----         ----        ----

Homes  and Homesite Sales                    33%          38%         41%
Marine Operations                            42%          41%         37%
Equity in Earnings From Investee Companies   18%          15%         15%



         Homesite Sales
         The following table presents the total homesite sales as well as dispersion by community:

     Year     Bridgewater    Cambridge   Morse Overlook  Canal Place    Total

     2001         0             0            6                9           15

     2000         3             0            8                2           13

     1999         3             8            6                0           17



         Home Sales
         During 2001, the Partnership completed construction and sold four homes compared to five in 2000.

         Marina I L.P.
         The Partnership is the general partner of Marina I which has also developed homesites in Cambridge. During 2001, Marina I sold 55 homesites from Cambridge and Weatherstone as compared to 52 homesite sales in 2000 and 42 in 1999

         The Partnership's development or sales of investment real estate and residential homes and homesites are affected by several factors such as economic conditions, interest rates, zoning, environmental regulation, availability of utilities, population growth in the area, and competition.

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


Liquidity and Capital Resources
         The General Partner of the Partnership believes that current funds and funds generated by homes and homesite sales, marine operations, land sales, and bank loans will be sufficient to satisfy its working capital requirements through the end of 2002. On December 31, 2001, the Partnership had cash and cash equivalents, including short-term investments, of $6,576,000. On December 31, 2001, the Partnership did not have any significant contractual commitments for capital expenditures to be made during 2002. During 2001, approximately $378,000 was spent for the Partnership's operating property and equipment.

         On a long-term basis, major sources of liquidity are expected to be revenues from marine operations, sales of homes and homesites and investment land, distributions from investee companies, and if necessary, bank borrowings. The Partnership currently expects that funds from current reserves and operating cash flow will be sufficient to satisfy future capital needs.


Critical Accounting Policies

          Homesite Sales
                  Cost of sales for homesite properties sold is determined based upon the accumulated cost of the group of homesites as a percentage of the estimated aggregate selling price. Changes in selling prices can create a deviation in recorded cost of sales. Such deviation will not be material as selling price changes during the life of the project segment are not material in the aggregate.

Results of Operations
         2001 Compared to 2000. Net earnings increased by $216,000 in 2001 from 2000. The following table sets forth the increases and decreases by operating unit:
                                                         Increase
                                                        (Decrease)
                                                       -----------
        Home and Homesite Sales                      $     (409,000)
        Equity in Earnings of Marina I L.P.          $      356,000
        Sale of Investment Land                      $      223,000
                                                     --------------
               Net Real Estate Increase              $      170,000

        Marine Operations                            $      255,000

        Interest Earnings                            $     (126,000)

        Other, net                                   $      (83,000)
                                                     --------------
                                                     $      216,000
                                                     ==============

         Earnings from homes and homesite sales were $1,055,000 in 2001 compared to $1,464,000 in 2000, which was substantially offset by an increase in earning from Marina I homesite sales of $356,000.

         The Partnership recognized $2,217,000 in 2001 compared to $1,921,000 in 2000 as its share of the earnings from Marina I. The sales by Marina I are not reflected in homesite sales in the Partnership's Statement of Earnings, rather the Partnership's share of net earnings is included as equity in earnings on the Statement of Earnings.

         The Partnership is a 50 percent owner in Flatfork Creek Utility, Inc. (See Item 1 "Business") As a result, the Partnership recognized a profit of $27,000 in 2001 compared to a loss of $57,000 in 2000.

         On April 5, 2001, the Partnership made a cash distribution to the partners of record on March 23, 2001 of $1,650 per unit of partnership interest adjusted for the 300 for 1 reverse unit split, for a total of $3,711,000.

2000 Compared to 1999. Net earnings decreased by $205,500 in 2000 from 1999. This decrease was primarily due to a decrease in Marine Operations of $355,000 which is after a reclassification of $130,000 to marine operations expenses from general and administrative expenses in 2000. Such decrease was partially offset by a modest increase in real estate earnings including equity in Marina I.

         Marine operations were adversely affected by approximately $90,000 at Morse Marina by low water in the spring of 2000, which reduced slip rentals for the year. In addition, reduced boat use at Morse decreased service revenue by approximately $50,000 as compared to 1999.

         Earnings from homes and homesite sales were $1,464,000 in 2000 compared to $1,281,000 in 1999.

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

         On April 5, 2000, the Partnership made a cash distribution to the partners of record on March 27, 2000 of $1,650 per unit of partnership interest adjusted for the 300 for 1 reverse unit split, for a total of $3,711,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

         The following are the financial statements of the Partnership and The Marina I L.P. for the years ended December 31, 2001, 2000, and 1999 and the independent auditors' reports thereon. A list of the reports and financial statements appears in response to Item 14 of this report.

                          Independent Auditors' Report



The Partners
The Marina Limited Partnership:


We have audited the accompanying balance sheets of The Marina Limited Partnership as of December 31, 2001 and 2000, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





KPMG LLP
Indianapolis, Indiana
February 8, 2002

                                           The Marina Limited Partnership

                                                  Balance Sheets

                                             December 31, 2001 and 2000

                                    Assets                                   2001                 2000
                                                                   -------------------   -------------------
Cash and cash equivalents                                       $           6,575,683             7,719,350
Receivables from homesite sales                                               987,275             1,056,586
Other receivables and assets                                                1,336,827             1,333,457
Properties held for sale:
     Homes and homesites available for sale                                 6,103,179             4,284,320
     Land and land improvements                                               727,797               935,198
                                                                   -------------------   -------------------
                                                                            6,830,976             5,219,518
Property and equipment, net (note 2)                                        4,848,267             5,004,323
Other investments (note 3):
     Marina I                                                               3,126,673             3,428,350
     Investments in and advances to Flatfork Creek Utility                   (125,727)             (152,980)
                                                                   -------------------   -------------------
                                                                $          23,579,974            23,608,604
                                                                   ===================   ===================
                         Liabilities and Partners' Equity
Accounts payable                                                              972,143               705,514
Accrued bonuses                                                               132,027               133,023
Deferred revenues and sale deposits                                           250,570               252,547
                                                                   -------------------   -------------------
           Total liabilities                                                1,354,740             1,091,084
                                                                   -------------------   -------------------
Partners' equity:
     General partner - 859.84 units outstanding                             8,784,376             8,624,873
     Limited partners - 1,321.94 units outstanding                         13,440,858            13,892,647
                                                                   -------------------   -------------------
           Total partners' equity                                          22,225,234            22,517,520
                                                                   -------------------   -------------------
                                                                $          23,579,974            23,608,604
                                                                   ===================   ===================

See accompanying notes to financial statements.

                                          The Marina Limited Partnership

                                               Statements of Earnings

                                    Years ended December 31, 2001, 2000 and 1999

                                                                              2001                2000                 1999
                                                                      -----------------    ----------------   ------------------
Revenues:
     Home and homesite sales                                   $           4,327,023             4,551,986             5,648,667
     Marine operations                                                     5,335,570             4,919,091             5,105,899
     Equity in earnings of investee companies (note 3)                     2,304,380             1,864,932             2,004,974
     Interest income                                                         346,281               472,620               500,003
     Rental income, net (note 4)                                             200,104               252,891               286,160
     Recreational facilities, net                                             28,455                42,780                54,893
     Gain on sales of investment properties                                  223,410                     -                42,508
                                                                  -------------------   -------------------   -------------------
                                                                          12,765,223            12,104,300            13,643,104
                                                                  -------------------   -------------------   -------------------
Costs and expenses:
     Cost of homes and homesites sold
        and related expenses                                               3,271,766             3,088,127             4,367,209
     Marine operations                                                     4,121,472             3,959,501             3,790,842
     General and administrative                                            1,049,550               955,417             1,173,563
     Management fees paid to general partner (note 1)                         99,492                94,530                99,275
                                                                  -------------------   -------------------   -------------------
                                                                           8,542,280             8,097,575             9,430,889
                                                                  -------------------   -------------------   -------------------
Net earnings                                                               4,222,943             4,006,725             4,212,215
Net earnings attributable to general partner                               1,629,561             1,531,930             1,610,497
                                                                  -------------------   -------------------   -------------------

Net earnings attributable to limited partners                  $           2,593,382             2,474,795             2,601,718
                                                                  ===================   ===================   ===================
Weighted average number of limited
     partner units outstanding                                              1,368.40              1,389.05              1,389.05
                                                                  ===================   ===================   ===================
Net earnings per limited partner unit                          $            1,895.19              1,781.65              1,873.02
                                                                  ===================   ===================   ===================

See accompanying notes to financial statements.

                                          The Marina Limited Partnership

                                           Statements of Partners' Equity

                                    Years ended December 31, 2001, 2000 and 1999


                                                                  General               Limited                Total
                                                                 partner's             partner's             partners'
                                                                  equity                equity                equity
                                                            -------------------   -------------------   -------------------
Balance December 31, 1998                                $           7,894,298            12,712,419            20,606,717
     Distributions to partners ($1,155 per unit)                      (993,116)           (1,604,352)           (2,597,468)
     Net earnings                                                    1,610,497             2,601,718             4,212,215
                                                            -------------------   -------------------   -------------------
Balance December 31, 1999                                            8,511,679            13,709,785            22,221,464
     Distributions to partners ($1,650 per unit)                    (1,418,736)           (2,291,933)           (3,710,669)
     Net earnings                                                    1,531,930             2,474,795             4,006,725
                                                            -------------------   -------------------   -------------------
Balance December 31, 2000                                            8,624,873            13,892,647            22,517,520
     Repurchase of limited partner units                                     -              (670,570)             (670,570)
     Premium paid to repurchase limited
        partner units                                                  (51,322)              (82,668)             (133,990)
     Distributions to partners ($1,650 per unit)                    (1,418,736)           (2,291,933)           (3,710,669)
     Net earnings                                                    1,629,561             2,593,382             4,222,943
                                                            -------------------   -------------------   -------------------
Balance December 31, 2001                                $           8,784,376            13,440,858            22,225,234
                                                            ===================   ===================   ===================

See accompanying notes to financial statements.

                                          The Marina Limited Partnership

                                              Statements of Cash Flows

                                    Years ended December 31, 2001, 2000 and 1999


                                                                               2001                2000                 1999
                                                                      -----------------    ----------------    -----------------
Cash flows from operating activities:
     Net earnings                                                  $         4,222,943           4,006,725            4,212,215
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depreciation                                                        533,777             531,536              524,257
           Equity in earnings of investee companies                         (2,304,380)         (1,864,932)          (2,004,974)
           Receivables on current year's homesite sales                       (318,185)           (615,932)                   -
           Collection of prior years' homesite sales                           387,496              70,697              521,612
           Gain on sales of investment properties                             (223,410)                  -              (42,508)
           Changes in properties held for sale                              (1,918,048)         (1,613,992)             578,586
           Change in other operating assets and liabilities                    260,286            (333,830)            (264,990)
                                                                      -----------------    ----------------    -----------------
              Net cash provided by operating activities                        640,479             180,272            3,524,198
                                                                      -----------------    ----------------    -----------------
Cash flows from investing activities:
     Distributions received from Marina I                                    2,578,804           2,193,466            1,270,367
     Flatfork Creek Utility advances and repayments                                  -             600,000              750,000
     Additions to property and equipment                                      (377,721)            (71,094)            (467,822)
     Proceeds from sales of investment properties                              530,000                   -               87,300
                                                                      -----------------    ----------------    -----------------
              Net cash provided (used)
                 by investing activities                                     2,731,083           2,722,372            1,639,845
                                                                      -----------------    ----------------    -----------------
Cash flows from financing activities:
     Distributions to partners                                              (3,710,669)         (3,710,669)          (2,597,469)
     Repurchase of limited partner units                                      (804,560)                  -                    -
                                                                      -----------------    ----------------    -----------------
              Net cash used by financing activities                         (4,515,229)         (3,710,669)          (2,597,469)
                                                                      -----------------    ----------------    -----------------
            Net increase (decrease) in cash
              and cash equivalents                                          (1,143,667)           (808,025)           2,566,574

Cash and cash equivalents at beginning of year                               7,719,350           8,527,375            5,960,801
                                                                     -----------------   -----------------    -----------------
Cash and cash equivalents at end of year                           $         6,575,683           7,719,350            8,527,375
                                                                     =================   =================    =================

See accompanying notes to financial statements.

                         The Marina Limited Partnership

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999




(1)    Summary of Significant Accounting Policies

       (a)    General

              The Marina Limited Partnership units of interest, which had been registered securities, became non-registered on November 15, 2001 following a 300 for 1 reverse unit split completed during October 2001. The Partnership purchased 20,114 limited partner units net of 4,309 units purchased by the limited partners to round up to the minimum 300 old units. The Partnership paid a $6.66 premium over book value per unit, which was allocated between the general and limited partner accounts based upon their respective ownership.

              Subsequent to the completion of this transaction, limited partner units outstanding were reduced to 1,321.94 units held by 189 limited partners. All units and per unit amounts have been adjusted to reflect the 300 for 1 reverse unit split.

              Marina II Corporation, the general partner, owns general partner units representing 39% of the Partnership and has the authority to manage the affairs of the Partnership. The economic interests in the Partnership represented by general partner units and limited partner units are identical.

              The general partner receives management fees equal to 3% of the Partnership's gross margin on marine operations, rental income and recreational facilities.

              As a partnership, the allocated share of the Partnership's taxable income is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the Partnership's financial statements. The tax basis of assets and liabilities exceeds the book basis by $1,020,000 at December 31, 2001.

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



                                                                   (Continued)

                         The Marina Limited Partnership

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999



              Sales of homesites are for cash or with purchase money mortgages. Sales that satisfy a down-payment requirement of 10% of the purchase price are recorded as revenue at the time of closing. Receivables from homesite sales are payable over seven years with interest at 9% the first year, 10% the second year and 12% thereafter.

              At the time a homesite is sold, the Partnership allocates a portion of the prepaid developer contribution fee to Flatfork Creek Utility, Inc. for the cost of certain utility hook-up charges to cost of homesites sold.

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

       (e)    Other Investments

              The equity method is used to account for the Partnership's 50% general partner investment in The Marina I L.P., and its 50% corporate investment in Flatfork Creek Utility, Inc. The Partnership's share of the net earnings and losses of these businesses is included in equity in earnings.

       (f)    Rental Income

              All leases are classified as operating leases, and minimum annual rents are recognized based on the terms of the lease. Percentage rents related to restaurant leases are recognized based on reported sales after annual thresholds have been met.

       (g)    Marine Revenues

              Revenues from marine operations are recognized at the point of sale except for revenues for dock rental and winter storage from the marine operations which are recognized on a straight-line basis over the term of the agreement.

       (h)    Financial Instruments

              The carrying amounts of the receivables approximate their fair value as the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.


                                                                  (Continued)

                         The Marina Limited Partnership

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999


       (i)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America which may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2)    Property and Equipment

       Property and equipment principally consisting of operating land and improvements, buildings and equipment used in the partnership operations are summarized at December 31 as follows:


                                              2001                  2000
                                     -------------------   -------------------
Operating land and improvements   $           1,258,892             1,258,892
Buildings and equipment                       9,083,458             8,705,737
                                     -------------------   -------------------
                                             10,342,350             9,964,629
Accumulated depreciation                      5,494,083             4,960,306
                                     -------------------   -------------------
                                  $           4,848,267             5,004,323
                                     ===================   ===================


(3)    Other Investments

       (a)    Marina I

              The Partnership is a general partner with Irving Materials, Inc. as limited partner in Marina I which develops homesites near Geist Lake. The Partnership's equity in the earnings of Marina I amounted to $2,277,126 in 2001, $1,921,460 in 2000 and $2,040,456
              in 1999.


                                                                    (Continued)

                         The Marina Limited Partnership

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999



              The following is a summary of balance sheet and operating information (in thousands) of Marina I as of December 31, 2001 and 2000 and for the years then ended:


                                                     2001            2000
                                               -------------   ---------------
Cash and cash equivalents                   $         1,808            988
Homes and homesites available for sale
     and land and land improvements                   2,226          3,856
Receivables from homesite sales                       1,961          1,488
Other assets                                            290            585
Liabilities                                            (127)          (131)
                                               -------------   ------------
                 Partners' equity           $         6,158          6,786
                                               =============   ============
Homesite sales and other revenues                     6,810          6,156
Cost of homesites sold and expenses                   2,350          2,563
                                               -------------   ------------
                 Net earnings               $         4,460          3,593
                                               =============   ============



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

              Periodically the Partnership and Marina I make advance payments for future utility hook-ups. The Partnership recognized a gain of $27,254 in 2001, and a loss of $56,528 and $35,482 in 2000 and
              1999, respectively, as its share of the Corporation's results of operations.

(4)    Rental Income

       The restaurant facilities at Geist and Morse Lakes are leased to an operator under operating leases with annual minimum rentals of $90,000 and $60,000, respectively, plus a percentage of sales above the minimum. There were no overage rents in 2001 with $36,400 and $52,800 for 2000 and 1999, respectively.

       The Partnership operates and leases a retail and office development. Rental income was $237,900, $248,132 and $289,400 for 2000, 1999 and
       1998, respectively. At December 31, 2001, occupancy was 100% including space utilized as the office of the Partnership. In addition to minimum rent, the leases require reimbursements of specified operating expenses.


                                                                  (Continued)

                         The Marina Limited Partnership

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999


       The minimum rent payments due under operating leases in effect at December 31, 2001 are summarized as follows:

                  2002                      $             405,230
                  2003                                    368,626
                  2004                                    371,724
                  2005                                    227,055
                  2006                                     30,029
                                               -------------------
                                            $           1,402,664
                                               ===================


(5)    Segment Information

       The Partnership is engaged in two primary business segments, the development and sale of homes and homesites and marine operations at Geist and Morse Lakes. Summarized financial information by business segment for 2001, 2000 and 1999 is as follows (in thousands):


                                                                  2001              2000              1999
                                                             ---------------   ---------------   ---------------
Revenues:
     Homes and homesites                                  $           4,327             4,552             5,648
     Equity in earnings of investee company                           2,304             1,865             2,040
                                                             ---------------   ---------------   ---------------
                                                                      6,631             6,417             7,688
     Marine operations                                                5,336             4,919             5,106
     Other                                                              798               809               849
                                                             ---------------   ---------------   ---------------
                                                          $          12,765            12,145            13,643
                                                             ===============   ===============   ===============
Operating income:
     Homes and homesites sales, including equity
        in earnings of investee company                   $           3,395             3,334             3,321
     Marine operations                                                1,214               960             1,315
     Other                                                              763               769               849
     Administration                                                  (1,149)           (1,056)           (1,273)
                                                             ---------------   ---------------   ---------------
                                                          $           4,223             4,007             4,212
                                                             ===============   ===============   ===============
Assets:
     Homes and homesites sales, including
        investment in investee company                    $          11,039            10,169             7,917
     Marine operations                                                3,887             3,617             3,564
     Cash                                                             6,576             7,719             8,527
     Other                                                            2,078             2,104             2,973
                                                             ---------------   ---------------   ---------------
                                                          $          23,580            23,609            22,981
                                                             ===============   ===============   ===============



                                                                  (Continued)

                         The Marina Limited Partnership

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999



(6)    Interim Quarterly Results (Unaudited)


                                       First            Second            Third            Fourth
        2001                          Quarter           Quarter          Quarter           Quarter

Total revenues               $       2,441,910        3,959,294         3,638,237         2,725,782

Net earnings                           365,484        1,602,616         1,542,534           712,309

Net earnings attributable
     to limited partners               225,745          991,100           952,762           423,775

Net earnings per limited
     partner unit                       164.97           724.28            696.26            309.68


 2000

Total revenues                         939,743        6,160,626         3,733,446         1,311,707
Net earnings                             5,638        1,993,863         1,634,583           372,641
Net earnings attributable
     to limited partners                 2,155        1,231,531         1,009,617           231,492
Net earnings per limited
     partner unit                         2.51           886.60            726.84            165.70


                         Independent Auditors' Report



The Partners
The Marina I L. P.:


We have audited the accompanying balance sheets of The Marina I L. P. as of December 31, 2001 and 2000, and the related statements of earnings, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Marina I L. P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





KPMG LLP
Indianapolis, Indiana
February 8, 2002

                                                 The Marina I L.P.

                                                   Balance Sheets

                                             December 31, 2001 and 2000



                                    Assets                                2001                  2000
                                                                -------------------   -------------------
Cash and cash equivalents                                     $          1,808,297               987,853
Receivables from homesite sales                                          1,961,492             1,488,122
Prepaid hook-up fees to Flatfork Creek Utility                             189,372               517,488
Other receivables and assets                                               100,813                45,243
Properties held for sale:
     Homesites available for sale                                        1,671,904             3,325,052
     Land and land improvements                                            553,626               553,626
                                                                -------------------   -------------------
                                                              $          6,285,504             6,917,384
                                                                ===================   ===================
                       Liabilities and Partners' Equity
Accounts payable and accrued expenses                         $             44,718                43,051
Land sale deposits                                                          82,600                88,400
                                                                -------------------   -------------------
                 Total liabilities                                         127,318               131,451
                                                                -------------------   -------------------
Partners' equity:
     General partner                                                     3,073,550             3,375,228
     Limited partner                                                     3,084,636             3,410,705
                                                                -------------------   -------------------
                 Total partners' equity                                  6,158,186             6,785,933
                                                                -------------------   -------------------
                                                              $          6,285,504             6,917,384
                                                                ===================   ===================

See accompanying notes to financial statements.

                                                 The Marina I L.P.

                                               Statements of Earnings

                                    Years ended December 31, 2001, 2000 and 1999



                                                                    2001                  2000                  1999
                                                            -------------------   -------------------   -------------------
Revenues:
     Homesite sales                                       $          6,539,840             5,850,750             5,829,182
     Interest income                                                   270,189               305,147               174,262
                                                            -------------------   -------------------   -------------------
                                                                     6,810,029             6,155,897             6,003,444
                                                            -------------------   -------------------   -------------------
Costs and expenses:
     Cost of homesites sold and related expenses                     2,316,465             2,516,043             2,091,828
     General and administrative                                         33,717                46,856                27,636
                                                            -------------------   -------------------   -------------------
                                                                     2,350,182             2,562,899             2,119,464
                                                            -------------------   -------------------   -------------------
                 Net earnings                                        4,459,847             3,592,998             3,883,980
Net earnings attributable to general partner                         2,277,126             1,921,460             2,040,437
                                                            -------------------   -------------------   -------------------
Net earnings attributable to limited partner              $          2,182,721             1,671,538             1,843,543
                                                            ===================   ===================   ===================

See accompanying notes to financial statements.

                                                 The Marina I L.P.

                                           Statements of Partners' Equity

                                    Years ended December 31, 2001, 2000 and 1999



                                                 General               Limited                Total
                                                partner's             partner's             partners'
                                                  equity                equity                equity
                                            -------------------   -------------------   -------------------
Balance at December 31, 1998              $          2,877,163             3,141,204             6,018,367
     Distributions to partners                      (1,270,366)           (1,284,956)           (2,555,322)
     Net earnings                                    2,040,437             1,843,543             3,883,980
                                            -------------------   -------------------   -------------------
Balance at December 31, 1999                         3,647,234             3,699,791             7,347,025
     Land contributed by partner                             -                70,910                70,910
     Distributions to partners                      (2,193,466)           (2,031,534)           (4,225,000)
     Net earnings                                    1,921,460             1,671,538             3,592,998
                                            -------------------   -------------------   -------------------
Balance at December 31, 2000                         3,375,228             3,410,705             6,785,933
     Distributions to partners                      (2,578,804)           (2,508,790)           (5,087,594)
     Net earnings                                    2,277,126             2,182,721             4,459,847
                                            -------------------   -------------------   -------------------
Balance at December 31, 2001              $          3,073,550             3,084,636             6,158,186
                                            ===================   ===================   ===================

See accompanying notes to financial statements.

                                                 The Marina I L.P.

                                              Statements of Cash Flows

                                    Years ended December 31, 2001, 2000 and 1999


                                                                           2001                2000                1999
                                                                     -----------------   -----------------    ----------------
Cash flows from operating activities:
     Net earnings                                                  $        4,459,847           3,592,998           3,883,980
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Receivables on current year's homesite sales                    (1,292,080)           (527,739)           (638,933)
           Collection on prior years' homesite sales                          818,710             162,093             107,336
           Changes in properties held for sale                              1,653,148            (125,996)           (120,562)
           Change in other operating assets and
              liabilities, net                                                268,413            (136,726)            (21,098)
                                                                     -----------------   -----------------    ----------------
                 Net cash provided by operating activities                  5,908,038           2,964,630           3,210,723
                                                                     -----------------   -----------------    ----------------
Cash flows from financing activities:
     Distributions to partners                                             (5,087,594)         (4,225,000)         (2,555,322)
                                                                     -----------------   -----------------    ----------------
                 Net cash used by financing activities                     (5,087,594)         (4,225,000)         (2,555,322)
                                                                     -----------------   -----------------    ----------------
                 Net increase (decrease) in cash
                    and cash equivalents                                      820,444         (1,260,370)             655,401
Cash and cash equivalents at beginning of year                                987,853           2,248,223           1,592,822
                                                                     -----------------   -----------------    ----------------
Cash and cash equivalents at end of year                           $        1,808,297             987,853           2,248,223
                                                                     =================   =================    ================
Non-cash items:
     Foreclosure on homesite sale                                  $                -             207,000                   -
                                                                     =================   =================    ================
     Land contributed by partner                                   $                -              70,910                   -
                                                                     =================   =================    ================

See accompanying notes to financial statements.

                                The Marina I L.P.

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999



Summary of Significant Accounting Policies

(a)    General

       The Marina I L. P. (Marina I or the Partnership) was formed by The Marina Limited Partnership (TMLP), the general partner, and Irving Materials, Inc. (Irving), the limited partner, to develop homesites near Geist Lake, northeast of Indianapolis, Indiana. Marina I is managed by Marina II Corporation, the general partner of TMLP. Certain expenses and costs incurred by Marina I are paid by TMLP and then reimbursed by Marina I based on actual or allocated amounts.

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

       At the time a lot is sold, the Partnership allocates a portion of the prepaid developer contribution fee to Flatfork Creek Utility, Inc. (whose partners are TMLP and Irving) for the cost of certain utility hook-up charges to cost of homesites sold. In 2000, Marina I paid $306,000 to Flatfork Creek Utility, Inc. as advance payments for future utility hook-ups.

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




                                                                  (Continued)

                                The Marina I L.P.

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999




(d)    Financial Instruments

       The carrying amounts of the receivables approximate their fair value because the interest rates are consistent with market rates. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

(e)    Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America which may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       Name                        Principal Occupation                                        Year of Birth

Patrick J. Bruggeman      President, American Steel Investment Corporation, Ft. Wayne, Indiana
                          (manufacturer of wire rope)                                               1948

Lawrence L. Buell         Certified Public Accountant and Member, Indiana House of
                          Representatives                                                           1934

Gordon D. Byers           Attorney at Law 1)                                                        1949
Allen E. Rosenberg        President of the General Partner                                          1935

Allen E. Rosenberg II     Vice President and Assistant Treasurer of the General Partner  2)         1955

Donald J. Calabria        Vice President, Treasurer and Secretary of the General Partner  3)        1939

Robert K. Bussell         Vice President of the General Partner 4)                                  1961


1) Mr. Byers became a Director in 2001. He has received legal fees from the Partnership and its affiliates for work on real estate development matters totaling $103,272 for the year 2001.

2) Mr. Rosenberg II became Assistant Treasurer of the General Partner in 1987 and Vice President and a Director in 1997.

3) Mr. Calabria became Vice President & CFO, Treasurer and Secretary of the General Partner in 1997. He had been Vice President and CFO of Natare Corp from 1992 to 1995 and Treasurer and CFO of The Beta Group from 1995 to 1996.

4) Mr. Bussell became Director of Sales and Marketing in 1994 and was elected as Vice President of the General Partner in 1999.

     All Directors serve annual terms until their successors are elected and have qualified. The Directors are elected by the shareholders of the General Partner. Mr. Rosenberg has served as a Director of the Company or General Partner since 1982. Mr. Rosenberg II was elected as a Director in 1997 and Mr. Byers was elected as a Director in 2001. All other Directors were elected in 1984. All officers serve at the pleasure of the Board of Directors. Mr. Rosenberg is the father of Mr. Rosenberg II. There are no other family relationship between any of the executive officers and Directors of the General Partner.

         SECTION 16(a): BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's Directors, executive officers and persons who beneficially own more than 10 percent of the Partnership's Limited Partner Units to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of the Partnership's Limited Partner Units and other equity securities. On the basis of reports and representations submitted by the General Partner's Directors, executive officers, and greater-than-ten-percent owners, the Partnership believes that all required Section 16(a) filings for 2001 were timely made.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

Compensation of Executive Officers

         The following table sets forth aggregate compensation for each of the Partnership's executive officers whose total annual salary and bonus exceed $100,000, for services rendered to the Partnership in all capacities during the years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE
                 Name and
            Principal Position                 Year      Salary        Bonus

Allen E. Rosenberg                             2001     $250,000     $181,583
   President, Director of                      2000      250,000      171,772
   the General Partner                         1999      234,884      154,026

Allen E. Rosenberg II                          2001     $110,000     $ 53,859
   Vice President, Assistant Treasurer         2000      110,000       89,450
   and Director of the General Partner         1999      114,231       80,000

Robert K. Bussell                              2001    $  60,000     $110,932
   Vice President of                           2000       60,000      105,070
   the General Partner                         1999       62,308      116,925

Donald J. Calabria                             2001     $104,616     $ 27,000
   Vice President, Chief Financial Officer,    2000       98,846       24,000
   Treasurer and Secretary of the              1999       95,423       17,000
   General Partner

Each Director except Messrs. Rosenberg and Rosenberg II receives an annual fee plus $750 for each Board of Directors or Committee meeting attended. If, however, more than one meeting is held on the same day, a fee of $150 is paid for the subsequent meetings. The annual fee was $7,500 in 2001.

Bonus Plans

         Allen E. Rosenberg is compensated under a plan whereby three percent of the proceeds or other revenues from sales of the Partnership's investment property have been paid to him for his stewardship of such property. The following payments were made pursuant to that plan:

                        Year                         Amount
                        ----                         ------
                        2001                       $ 15,900
                        2000                            -0-
                        1999                            -0-


         In addition, five percent of the gross profit (net of development and selling costs) on the Partnership's individual homesite sales and five percent of the Partnership's share of the income from The Marina I L.P. are paid to Mr. Rosenberg. The following payments were made pursuant to that plan:

                        Year                         Amount
                        ----                         ------
                        2001                        $165,683
                        2000                         171,772
                        1999                         154,026

         Allen E. Rosenberg II is compensated under a plan whereby 12 percent of the profit (before general and administrative expenses) will be paid to him for each residence built and sold at Sail Place. In addition, Mr. Rosenberg II will receive 50% of the net profit (before general and administrative expenses) on each custom home sold. Under this plan $53,859, $89,450 and $80,000 were paid in 2001, 2000 and 1999 respectively.

         Robert K. Bussell is compensated under a plan whereby 1.5% of the sales value of homesites is paid for his role in promoting and completing those sales. In the case of the Weatherstone Sub-division .75% of sales value is paid. Such payments are reflected in the "Summary Compensation Table" as bonus.

Management Fees Paid to the General Partner

         In addition to bonuses that may be paid from the proceeds of sales of the Partnership's land or other revenues (see " Bonus Plans" above), the General Partner is permitted to receive management fees from the Partnership. The General Partner received management fees of $99,500 in 2001, which is equal to three percent of the Partnership's gross margin on marine operations, recreational facilities, and rental income. The management fee is not paid on revenues from land sales and investment income.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------- ----------

Security Ownership

         The following table sets forth the number of Limited Partner Units of the Partnership beneficially owned by all Directors of the General Partner and by all Directors and officers of the General Partner as a group as of March 22, 2002. Such units have been restated to reflect the 300:1 reverse unit split.

                                              Number of             Percent
                                         Limited Partner Units        Of
           Name                            Beneficially Owned        Class

  Patrick J. Bruggeman                         52.0                  3.9%
  Allen E. Rosenberg                           34.4 1)               2.6%
  Allen E. Rosenberg II                         9.9 2)               0.7%
  All Directors and Officers of the
  General Partner as a Group (7 Persons)       96.3 3)               7.3%

1) Includes 32.9 Units owned by Mr. Rosenberg's wife and 1.5 owned by his daughter.

2)   Includes 9.9 Units owned by Mr. Rosenberg II's spouse and minor children.

3) Includes 44.3 Units owned by spouses or others as described in the above notes.

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

         As of March 22, 2002 the General Partner owns a 39.4 percent interest in the profits, losses, capital, and distributions of the Partnership.

         Three of the Continuing Directors, in addition to Mr. Rosenberg II and Mr. Byers, are the current members of Board of Directors of the General Partner. The Directors of the General Partner manage and control the overall business and affairs of the General Partner and, consequently, those of the Partnership. The Directors of the General Partner are elected by the shareholders of the General Partner (unless there is a vacancy on the Board, in which case the remaining Board members may fill the vacancy) without the approval of the Limited Partners. Ownership of the shares of the General Partner on March 22, 2002 is as set forth in the following table:


                                                        Percentage
                       Shareholder                       Ownership


       Allen E. Rosenberg                                  38.6%

       Patrick J. Bruggeman                                17.2%

       Allen E. Rosenberg II                                8.2%

       Nancy Hunt 1)                                        2.6%

       Lawrence Buell                                        .8%

       The Callaway Limited Partnership 2)                 32.6%


         Upon the withdrawal or removal of a shareholder of the General Partner, his or her participation in the General Partner Units will cease. Thereafter, the General Partner Units owned by the withdrawn or removed shareholder will change to Limited Partner Units.

     1) Upon approval of the General Partner, Nancy Hunt, spouse of Stanley E. Hunt who was a Director of the General Partner, assumed ownership of shares previously owned by the estate of Mr. Hunt.

     2) The Callaway Limited Partnership was formed in January 2002 to hold shares previously owned by the children of Mr. Rosenberg. Upon approval of the Board of Directors of the General Partner, Mr. Rosenberg transferred an additional 80 shares of the General Partner to The Callaway Limited Partnership. Mr. Rosenberg is the general Partner of The Callaway Limited Partnership but all voting control over Marina stock is retained by Mr. Rosenberg's three children.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.
         (a)(1)  Financial Statements:

         The following financial statements of the Partnership and The Marina I L.P. appear in Part II, Item 8.

         Independent Auditors' Report.

         Balance Sheets -- December 31, 2001 and 2000.

         Statements of Earnings -- Years Ended December 31, 2001, 2000 and 1999.

         Statements of Partners' Equity -- Years Ended December 31, 2001, 2000 and 1999.

         Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and
         1999.

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

3.  Annual Report on Form 10-K filed by The Marina Limited Partnership for 1993.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed in the fourth quarter of 2001 by the Partnership.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 The Marina Limited Partnership


Date:  March 22, 2002            By: /s/ Allen E. Rosenberg
                                     ---------------------------
                                      Allen E. Rosenberg,
                                      President of The Marina II Corporation,
                                      the General Partner of The Marina
                                      Limited Partnership


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

                                Capacity With
          Signature           The General Partner                   Date

/s/ Patrick J. Bruggeman
------------------------
Patrick J. Bruggeman        Director                            March 22, 2002

/s/Lawrence L. Buell
--------------------
Lawrence L. Buell           Director                            March 22, 2002

/s/Gordon D. Byers
------------------
Gordon D. Byers             Director                            March 22, 2002

/s/Allen E. Rosenberg       Director and President
---------------------
Allen E. Rosenberg          (Principal Executive Officer)       March 22, 2002

                            Director,
/s/Allen E. Rosenberg II    Vice President and
------------------------
Allen E. Rosenberg II       Assistant Treasurer                 March 22, 2002

                            Vice President,
/s/Donald J. Calabria       Treasurer, and Secretary
---------------------
Donald J. Calabria          (Principal Financial Officer)       March 22, 2002